Form 10-Q
period 2004-10-02
AMH Holdings, Inc.
filed 2004-11-16
CIK 1289559

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             -----------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 -

         For the quarterly period ended October 2, 2004

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from____________________to___________________

                       Commission file number: 333-115543

                               AMH HOLDINGS, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                        Delaware                                               16-1693178
----------------------------------------------------------------------------------------------------
 (State or Other Jurisdiction of Incorporation of Organization)  (I.R.S. Employer Identification No.)

     3773 State Rd. Cuyahoga Falls, Ohio                                 44223
--------------------------------------------------------------------------------
  (Address of Principal Executive Offices)                            (Zip Code)

Registrant's Telephone Number, Including Area Code (800) 257-4335

--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

      As of November 15, 2004, the Registrant had 1,672,352 shares of Class A common stock and 19,118 shares of Class B common stock outstanding.

                               AMH HOLDINGS, INC.
          REPORT FOR THE QUARTER AND NINE MONTHS ENDED OCTOBER 2, 2004

                                                                               Page No.
                                                                               --------
PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements
      Consolidated Balance Sheets...........................................        1
       October 2, 2004 (Unaudited) and January 3, 2004

      Consolidated Statements of Operations (Unaudited).....................        2
       Quarters ended October 2, 2004 and September 27, 2003
       Nine months ended October 2, 2004 and September 27, 2003

      Consolidated Statements of Cash Flows (Unaudited).....................        3
       Nine months ended October 2, 2004 and September 27, 2003

      Notes to Consolidated Financial Statements (Unaudited)................        4

   Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.............        8

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk......       17

   Item 4.  Controls and Procedures.........................................       17

PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings...............................................       18

   Item 6.  Exhibits........................................................       18

SIGNATURES..................................................................       19

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                               AMH HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                       (Unaudited)
                                                        October 2,     January 3,
                                                          2004           2004
                                                        ----------    -----------
ASSETS
Current assets:
   Cash and cash equivalents ......................     $   3,720     $   4,282
   Accounts receivable, net .......................       160,897       106,975
   Inventory ......................................       128,368        97,907
   Deferred income taxes ..........................         7,019         7,019
   Other current assets ...........................         6,723         5,564
                                                        ---------     ---------
     Total current assets .........................       306,727       221,747

Property, plant and equipment, net ................       143,880       140,846
Goodwill ..........................................       235,021       230,283
Other intangible assets, net ......................       113,771       116,136
Other assets ......................................        18,272         9,621
                                                        ---------     ---------
         Total assets .............................     $ 817,671     $ 718,633
                                                        =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ...............................     $  82,405     $  49,881
   Accrued liabilities ............................        57,590        53,234
   Income taxes payable ...........................         5,729         4,934
                                                        ---------     ---------
     Total current liabilities ....................       145,724       108,049

Deferred income taxes .............................        50,202        58,028
Other liabilities .................................        47,532        41,587
Long-term debt ....................................       582,182       305,000
Stockholders' equity (deficit) ....................        (7,969)      205,969
                                                        ---------     ---------
         Total liabilities and stockholders' equity     $ 817,671     $ 718,633
                                                        =========     =========

                             See accompanying notes.

                               AMH HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                                 (In thousands)

                                                 Quarter        Quarter      Nine Months  Nine Months
                                                  Ended          Ended          Ended        Ended
                                                October 2,   September 27,   October 2,  September 27,
                                                   2004           2003          2004          2003
                                                ----------   -------------  -----------  -------------
Net sales .................................     $ 314,408     $ 223,806     $ 820,331     $ 515,113
Cost of sales .............................       227,347       159,587       599,590       365,926
                                                ---------     ---------     ---------     ---------
Gross profit ..............................        87,061        64,219       220,741       149,187
Selling, general and administrative expense        48,716        38,270       156,648       103,284
                                                ---------     ---------     ---------     ---------
Income from operations ....................        38,345        25,949        64,093        45,903
Interest expense, net .....................        13,409         9,706        35,615        20,627
Foreign currency (gain) loss ..............           (35)         (199)          580          (199)
                                                ---------     ---------     ---------     ---------
Income before taxes .......................        24,971        16,442        27,898        25,475
Income taxes ..............................         9,911         6,823        11,797        10,572
                                                ---------     ---------     ---------     ---------
Net income ................................     $  15,060     $   9,619     $  16,101     $  14,903
                                                =========     =========     =========     =========

                             See accompanying notes.

                               AMH HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                                          Nine Months    Nine Months
                                                                             Ended          Ended
                                                                          October 2,    September 27,
                                                                             2004            2003
                                                                          ----------    -------------
OPERATING ACTIVITIES
Net income ...........................................................     $  16,101     $  14,903
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
     Depreciation and amortization ...................................        15,565         8,874
     Cost of sales expense related to an inventory fair value purchase
       accounting adjustment .........................................             -         1,402
     Tax benefit of stock option exercise ............................         2,586             -
     Amortization of debt discount and deferred financing costs ......        18,233         4,953
     Changes in operating assets and liabilities:
       Accounts receivable, net ......................................       (52,977)      (33,303)
       Inventories ...................................................       (29,807)      (10,457)
       Income taxes ..................................................        (3,843)        9,914
       Accounts payable and accrued liabilities ......................        36,954        21,500
       Other .........................................................        (2,818)          693
                                                                           ---------     ---------
Net cash provided by (used in) operating activities ..................            (6)       18,479

INVESTING ACTIVITIES
Acquisition of Gentek Holdings, net of cash acquired .................             -      (112,521)
Additions to property, plant and equipment ...........................       (16,970)       (9,587)
                                                                           ---------     ---------
Net cash used in investing activities ................................       (16,970)     (122,108)

FINANCING ACTIVITIES
Proceeds from issuance of 11 1/4% senior discount notes ..............       258,265             -
Proceeds from borrowings under term loan .............................             -       190,000
Repayments of term loan ..............................................             -       (86,500)
Net increase in revolving line of credit .............................         2,376             -
Options exercised ....................................................         1,760             -
Redemption of preferred stock ........................................      (177,844)            -
Redemption of common stock ...........................................          (125)            -
Common stock dividend ................................................       (57,684)            -
Financing costs ......................................................       (10,327)       (4,082)
Redemption of 9 1/4% senior subordinated notes .......................             -          (908)
                                                                           ---------     ---------
Net cash provided by financing activities ............................        16,421        98,510
                                                                           ---------     ---------
Net decrease in cash .................................................          (555)       (5,119)
Effect of exchange rate changes on cash ..............................            (7)           35
                                                                           ---------     ---------
Cash at beginning of period ..........................................         4,282        13,022
                                                                           ---------     ---------
Cash at end of period ................................................     $   3,720     $   7,938
                                                                           =========     =========
SUPPLEMENTAL INFORMATION:
Cash paid for interest ...............................................     $  13,249     $  13,198
                                                                           =========     =========
Cash paid for income taxes ...........................................     $  13,020     $     510
                                                                           =========     =========

                             See accompanying notes.

                               AMH HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE QUARTER AND NINE MONTHS ENDED OCTOBER 2, 2004
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

      On February 19, 2004, AMH Holdings, Inc. ("AMH") was incorporated. AMH has no material assets or operations other than its 100% ownership of Associated Materials Holdings, Inc. ("Holdings"), which in turn has no material assets or operations other than its 100% ownership of Associated Materials Incorporated ("AMI"), collectively referred to as the "Company". On March 4, 2004 stockholders and option holders of Holdings became stockholders and option holders of AMH pursuant to the terms of a restructuring agreement (see Note 2).

      The unaudited financial statements of AMH have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with AMI's financial statements and notes thereto included in its annual report on Form 10-K for the year ended January 3, 2004. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included.

      The Company's 2004 results of operations include the results of Gentek Holdings, Inc. for the entire 2004 periods presented, which was acquired on August 29, 2003 (see Note 3).

      The Company is a leading, vertically integrated manufacturer and North American distributor of exterior residential building products. The Company's core products are vinyl windows, vinyl siding, aluminum trim coil, aluminum and steel siding and accessories, and vinyl fencing, decking and railing. Because most of the Company's building products are intended for exterior use, the Company's sales and operating profits tend to be lower during periods of inclement weather. Therefore, the results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

      Certain prior period amounts have been reclassified to conform with the current period presentation.

NOTE 2 - RESTRUCTURING AGREEMENT AND ISSUANCE OF SENIOR DISCOUNT NOTES

      On March 4, 2004, AMH, Holdings and the stockholders entered into a restructuring agreement pursuant to which all of the stockholders of Holdings contributed their capital stock in Holdings to AMH in exchange for equivalent capital stock in AMH. Subsequently, AMH contributed all of the capital stock of Holdings in exchange for 1,000 shares of class A common stock of Holdings. Following this exchange, all of the former stockholders of Holdings became the stockholders of AMH, and AMH became the sole stockholder of Holdings. Holdings continued to be the sole stockholder of AMI.

      In addition, on March 4, 2004, AMH completed an offering of $446 million aggregate principal at maturity of 11 1/4% senior discount notes. The total gross proceeds were approximately $258.3 million. In connection with the note offering, certain options to acquire preferred and common shares were exercised and the proceeds from the note offering were used to redeem all of AMH's preferred stock including accrued and unpaid dividends, pay a dividend to AMH's common stockholders and pay a bonus of approximately $14.5 million to certain members of AMI's senior management. The management bonus is included in the Company's selling, general and administrative expense for the nine months ended October 2, 2004.

NOTE 3 - PRO FORMA INFORMATION

      On August 29, 2003, the Company acquired all of the issued and outstanding shares of the capital stock of Gentek Holdings, Inc., the parent Company of Gentek Building Products, Inc. and Gentek Building Products Limited, collectively referred to as "Gentek". Gentek manufactures and distributes vinyl windows, vinyl siding, aluminum trim coil, and aluminum and steel siding and accessories under the Revere(R) and Gentek(R) brand names. Gentek markets its products to professional contractors on a wholesale basis through company-owned distribution centers in the mid-Atlantic region of the United States and throughout Canada, as well as to independent distributors in the United

States. The acquisition was completed to expand the Company's presence in the independent distributor market channel, to capitalize on synergy opportunities related to the vertical integration of the metals products manufactured by Gentek and sold in the Company's Alside supply centers, and to benefit from raw material savings resulting from increased purchasing leverage. The Company maintains distinct separation of the Revere(R) and Gentek(R) brands from the Company's Alside(R) brand by continuing to offer differentiated products, marketing support and sales support.

      The following pro forma information for the quarter and nine months ended September 27, 2003 was prepared as if the acquisition of Gentek Holdings occurred as of the beginning of each period. On a pro forma basis, the Company would have had (in thousands):

                                                                     Quarter     Nine Months
                                                                      Ended         Ended
                                                                  September 27,  September 27,
                                                                       2003         2003
                                                                  -------------  -------------
Net sales.......................................................   $   281,911   $  705,153
Net income......................................................   $    12,517   $   18,241

      The pro forma information is not necessarily indicative of the results that would have occurred had the acquisition of Gentek occurred at the beginning of each period presented, nor is it necessarily indicative of future results. The pro forma results of operations include $1.4 million of expenses related to an inventory fair value adjustment recorded at the time of the Gentek acquisition.

NOTE 4 - INVENTORIES

      Inventories are valued at the lower of cost (first in, first out) or market. Inventories consisted of the following (in thousands):

                                                                  October 2,       January 3,
                                                                     2004             2004
                                                                  ----------       ----------
Raw materials..................................................   $   27,782       $   24,586
Work-in-process................................................        9,796            6,307
Finished goods and purchased stock.............................       90,790           67,014
                                                                  ----------       ----------
                                                                  $  128,368       $   97,907
                                                                  ==========       ==========

NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS

      Goodwill represents the purchase price in excess of the fair value of the tangible and intangible net assets acquired and consists of $235.0 million including $197.5 million from the purchase price for the April 2002 merger transaction and $37.5 million from the acquisition of Gentek. None of the Company's goodwill is deductible for income tax purposes. The Company's other intangible assets consist of the following (in thousands):

                                  Average                October 2, 2004                              January 3, 2004
                               Amortization   ----------------------------------------   -----------------------------------------
                                  Period                   Accumulated    Net Carrying                 Accumulated    Net Carrying
                                (in Years)       Cost      Amortization      Value           Cost      Amortization       Value
                                ----------       ----      ------------     -----            ----      ------------       -----
Trademarks and trade names...       15        $   109,280  $     4,244   $   105,036     $   109,280   $     2,844    $   106,436
Patents......................       10              6,550        1,600         4,950           6,550         1,110          5,440
Customer base................        7              4,503          718         3,785           4,628           368          4,260
                                              -----------  -----------   -----------     -----------   -----------    -----------
Total other intangible
        assets...............                 $   120,333  $     6,562   $   113,771     $   120,458   $     4,322    $   116,136
                                              ===========  ===========   ===========     ===========   ===========    ===========

      The Company has determined that trademarks and trade names totaling $81.1 million consisting primarily of the Alside(R), Revere(R) and Gentek(R) trade names have indefinite useful lives. Amortization expense related to other intangible assets was approximately $0.8 million and $0.6 million for the quarters ended October 2, 2004 and September 27, 2003, respectively and $2.4 million and $1.7 million for the nine months ended October 2, 2004 and September 27, 2003, respectively.

NOTE 6 - LONG-TERM DEBT

      Long-term debt consists of the following (in thousands):


                                                      October 2,   January 3,
                                                         2004         2004
                                                      ----------   ----------
11 1/4% senior discount notes ....................     $274,806    $       -
9 3/4% notes .....................................      165,000      165,000
Term loan under credit facility ..................      140,000      140,000
Revolving loans under credit facility ............        2,376            -
                                                       --------     --------
                                                       $582,182     $305,000
                                                       ========     ========

      AMH's $446 million aggregate principal at maturity 11 1/4% senior discount notes are due in 2014. AMH received total gross proceeds of $258.3 million in connection with the issuance. Interest accrues at a rate of 11 1/4% on the notes in the form of an increase in the accreted value of the notes prior to March 1, 2009. Thereafter, cash interest of 11 1/4% on the notes accrues and is payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2009. The notes are structurally subordinated to all existing and future debt and other liabilities of AMH's existing and future subsidiaries, including AMI and Holdings. The indenture governing the 11 1/4% senior discount notes contains restrictive covenants that, among other things, limit AMH's ability, and the ability of its subsidiaries, to incur additional indebtedness, make certain restricted payments, pay dividends or make other distributions or repurchase or redeem AMH's stock, make investments, sell assets, incur liens (except with respect to its subsidiaries), issue capital stock of restricted subsidiaries, enter into agreements restricting its subsidiaries' ability to pay dividends, enter into sale/leaseback transactions, enter into transactions with affiliates, and consolidate, merge or sell all or substantially all of its assets.

      AMI's $165 million of 9 3/4% notes are due in 2012 and pay interest semi-annually in April and October. In connection with the acquisition of Gentek, AMI amended its existing credit facility by adding a term loan facility to borrow $190 million, which was utilized for the Gentek acquisition and repayment of AMI's existing $76.5 million of term loans, and expanded its revolving facility from $40 million to $70 million, including a new Canadian subfacility of $15 million. The term loans are due in August 2010 with minimum principal amortization of 1% per year with quarterly payments of the unamortized principal in the final year of the loan and bear interest at the London Interbank Offered Rate ("LIBOR") plus 2.75% payable quarterly at the end of each calendar quarter. The revolving credit facility expires in 2007 and bears interest at LIBOR plus up to 3.00% payable quarterly at the end of each calendar quarter. In connection with the offering of the 11 1/4% notes, as described above in note 2, on March 18, 2004, AMI amended its credit facility. The amendment to the credit facility provides, among other things, for the guaranty by AMH of the obligations of AMI and Gentek Building Products Limited under the credit facility and the pledge of the stock of Holdings to secure and guaranty the credit facility.

      The credit facility and the indenture governing the 9 3/4% notes contain restrictive covenants that, among other things, limit AMI's ability to incur additional indebtedness, make loans or advances to subsidiaries and other entities, invest in capital expenditures, sell its assets or declare dividends. In addition, under the credit facility AMI is required to achieve certain financial ratios relating to leverage, coverage of fixed charges and coverage of interest expense. AMI was in compliance with its covenants as of October 2, 2004. On an annual basis, AMI is required to make principal payments on the term loan under its credit facility based on a percentage of excess cash flows as defined in the credit facility. The payments on the term loan in 2003 were sufficient such that no additional principal payments were required in 2004 under the excess cash flow provision. The Company records as a current liability those principal payments that are estimated to be due within twelve months under the excess cash flow provision of the credit facility when the likelihood of those payments becomes probable.

NOTE 7 - STOCK PLANS

      The Company measures stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 - "Accounting for Stock Issued to Employees." The Company follows the disclosure provisions required under Financial Accounting Standard Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123 - "Accounting for Stock Based Compensation." Pro forma information regarding net income is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that statement using a minimum value approach for companies with private equity. FASB SFAS No. 148 - "Accounting for Stock-Based Compensation" requires this information to be disclosed on a quarterly basis. The pro forma effect on net income for the quarters and six months ended October 2, 2004 and September 27, 2003 would have been (in thousands):

                                                           Quarter        Quarter     Nine Months  Nine Months
                                                            Ended          Ended        Ended         Ended
                                                          October 2,   September 27,  October 2,  September 27,
                                                             2004          2003          2004          2003
                                                          ----------   -------------  ----------  -------------
Net income as reported ..............................     $ 15,060       $  9,619     $ 16,101     $ 14,903
Pro forma stock based employee compensation cost, net
   of tax ...........................................          (48)           (33)        (129)         (99)
                                                          --------       --------     --------     --------
Pro forma net income ................................     $ 15,012       $  9,586     $ 15,972     $ 14,804
                                                          ========       ========     ========     ========

NOTE 8 - INCOME TAXES

      The Company participates in a tax sharing agreement with its direct and indirect subsidiaries, Holdings and AMI. The Company has recorded income taxes at its estimated full fiscal year effective tax rate of approximately 42.3% on the income before taxes for the nine months ended October 2, 2004. This resulted in an effective tax rate of 39.7% for the quarter ended October 2, 2004. AMH's effective rate differs from the effective rate of AMI due to a portion of the interest accretion on AMH's 11 1/4% senior discount notes not being deductible for income tax purposes and due to limitations on the ability of the Company to file consolidated income tax returns in certain states. The Company recorded income taxes for the quarter and nine months ended September 27, 2003 at its then estimated full fiscal year effective tax rate of approximately 41.5%.

NOTE 9 - COMPREHENSIVE INCOME

      Comprehensive income differs from net income due to foreign currency translation adjustments as follows (in thousands):

                                                   Quarter     Quarter      Nine Months    Nine Months
                                                    Ended       Ended         Ended           Ended
                                                  October 2, September 27,  October 2,     September 27,
                                                     2004        2003         2004             2003
                                                  ---------  -------------  ----------     -------------
Net income as reported .....................       $15,060     $ 9,619       $16,101         $14,903
Foreign currency translation adjustments....         2,399         931         1,266             931
                                                   -------     -------       -------         -------
Comprehensive income .......................       $17,459     $10,550       $17,367         $15,834
                                                   =======     =======       =======         =======

NOTE 10 - RETIREMENT PLANS

      The Company's Alside division sponsors a defined benefit pension plan which covers hourly workers at its plant in West Salem, Ohio and a defined benefit retirement plan covering salaried employees, which was frozen in 1998 and subsequently replaced with a defined contribution plan. The Company's Gentek subsidiary sponsors a defined benefit pension plan for the hourly union employees at its Woodbridge, New Jersey plant (together with the Alside sponsored defined benefit plans, the "Domestic Plans"). Accrued pension liabilities are included in other liabilities in the accompanying balance sheets. Gentek plan information is presented subsequent to the date of its acquisition on August 29, 2003. The actuarial valuation measurement date for the defined benefit pension plans is December 31. Components of the Domestic Plan costs are as follows (in thousands):

                                   Quarter      Quarter        Nine Months     Nine Months
                                    Ended        Ended            Ended           Ended
                                 October 2,  September 27,     October 2,     September 27,
                                    2004          2003            2004             2003
                                 ----------  -------------     ----------     -------------
NET PERIODIC PENSION COST
Service cost ................     $   113     $    52           $   321         $   158
Interest cost ...............         649         514             1,905           1,544
Expected return on assets ...        (704)       (516)           (2,112)         (1,599)
Amortization of unrecognized:
   Cumulative net loss ......          88         107               228             321
                                  -------     -------           -------         -------
Net periodic pension cost ...     $   146     $   157           $   342         $   424
                                  =======     =======           =======         =======

      The Company has made its expected 2004 contributions to the Domestic Plans of $0.3 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      On February 19, 2004, AMH was incorporated. AMH has no material assets or operations other than its 100% ownership of Holdings, AMI's parent company. Stockholders and option holders of Holdings became stockholders and option holders of AMH on March 4, 2004 and are no longer stockholders and option holders of Holdings. On March 4, 2004, AMH completed an offering of $446 million aggregate principal at maturity of 11 1/4% senior discount notes. The total gross proceeds were approximately $258.3 million. In connection with the note offering, certain options to acquire preferred and common shares were exercised and the proceeds from the note offering were used to redeem all of AMH's preferred stock including accrued and unpaid dividends, pay a dividend to AMH's common stockholders and pay a bonus to certain members of the Company's senior management.

      The Company is a leading, vertically integrated manufacturer and North American distributor of exterior residential building products. The Company's core products are vinyl windows, vinyl siding, aluminum trim coil, aluminum and steel siding and accessories, and vinyl fencing, decking and railing. Vinyl windows and vinyl siding together comprise approximately 60% of the Company's total net sales. These products are marketed under the Alside(R), Revere(R) and Gentek(R) brand names and sold on a wholesale basis to more than 50,000 professional contractors engaged in home remodeling and new home construction principally through the Company's North American network of 125 supply centers. Approximately two-thirds of the Company's products are sold to contractors engaged in the home repair and remodeling market with one-third sold to the new construction market. The supply centers provide "one-stop shopping" to the Company's contractor customers, carrying products, accessories and tools necessary to complete a vinyl window or siding project. In addition, the supply centers provide high quality product literature, product samples and installation training to these customers.

      Because its exterior residential building products are consumer durable goods, the Company's sales are impacted by the availability of consumer credit, consumer interest rates, employment trends, changes in levels of consumer confidence, national and regional trends in new housing starts and general economic conditions. The Company's sales are also affected by changes in consumer preferences with respect to types of building products.

      During the third quarter of 2004 single-family housing starts and existing home sales continued at historically strong levels. In addition, short-term interest rates increased, but mortgage interest rates decreased. The Company believes it can sustain additional short-term interest rate increases without a significant negative impact on its net sales. The Company also believes that increased interest rates could result in homeowners remaining in and remodeling their current homes thus benefiting the Company's remodeling sales. Additionally, the Company believes increasing consumer confidence should offset any significant negative impact of interest rate increases. Overall, the Company believes the fundamentals for the building products industry remain strong.

      The Company operates with significant operating and financial leverage. Significant portions of the Company's manufacturing, selling, general and administrative expenses are fixed costs that neither increase nor decrease proportionately with sales. In addition, a significant portion of the Company's interest expense is fixed. There can be no assurance that the Company will be able to reduce its fixed costs in response to a decline in its net sales. As a result, a decline in the Company's net sales could result in a higher percentage decline in its income from operations and its net income.

      Because most of the Company's building products are intended for exterior use, sales tend to be lower during periods of inclement weather. Weather conditions in the first quarter of each calendar year usually result in that quarter producing significantly less net sales and net cash flows from operations than in any other period of the year. Consequently, the Company has historically had small profits or losses in the first quarter and reduced profits from operations in the fourth quarter of each calendar year. To meet seasonal cash flow needs during the periods of reduced sales and net cash flows from operations, the Company typically makes borrowings under the revolving loan portion of its credit facility. The Company typically generates the majority of its cash flow in the fourth quarter.

      On August 29, 2003, the Company completed the acquisition of Gentek Holdings, Inc. ("Gentek Holdings") and repaid all of the indebtedness and accrued interest of Gentek Holdings and its subsidiaries for an aggregate purchase price of approximately $114.3 million, which included $1.1 million of cash acquired, a working capital adjustment and customary transaction fees.

      Gentek Holdings, which was privately held, is the parent of Gentek Building Products, Inc. and Gentek

Building Products Limited (collectively, "Gentek"). Gentek manufactures and distributes vinyl windows, vinyl siding and accessories, aluminum trim coil, and aluminum and steel siding and accessories under the Revere(R) and Gentek(R) brand names. Gentek markets its products to professional contractors on a wholesale basis through company-owned distribution centers in the mid-Atlantic region of the United States and throughout Canada, as well as to independent distributors in the United States.

      The Gentek acquisition has provided the Company with a number of significant cost savings and other operational opportunities, including increased purchasing leverage, insourcing of distributed metal products, and operational best practices. The Company believes that the Gentek acquisition will provide synergy opportunities of approximately $11 million. The Company has implemented many of the actions necessary to drive these opportunities and expects to realize approximately $6 million of the benefits in 2004 with the remainder expected in 2005.

      In connection with the acquisition, the Company amended its existing credit facility by adding a term loan facility to borrow an additional $113.5 million and expanding its revolving credit facility from $40 million to $70 million, including a new Canadian subfacility of $15 million.

      The Company seeks to distinguish itself from other suppliers of residential building products and to sustain its profitability through a business strategy focused on increasing sales at existing supply centers, expanding its supply center network where the Company already has a supply center presence, increasing sales through independent specialty distributor customers, realizing synergies from the Gentek acquisition, developing innovative new products, and driving operational excellence by reducing costs, increasing customer service levels and reducing lead times.

RESULTS OF OPERATIONS

      The Company's 2004 results of operations include the results of Gentek, which was acquired on August 29, 2003. Operating results for the 2003 periods presented include the results of Gentek subsequent to the acquisition date. Gentek's results as compared to Alside's results typically have a lower gross profit margin percentage as a larger proportion of Gentek's net sales are to independent distributors versus to contractors through company-owned distribution centers. Additionally, a portion of Gentek's sales are from manufacturing and distributing aluminum trim coil and aluminum and steel siding and accessories, which generate lower gross profit margins than vinyl products. Gentek's selling, general and administrative expense as a percentage of net sales is typically lower than Alside's as Gentek does not have as large of a proportion of fixed costs associated with operating company-owned distribution centers. The Company anticipates that on a consolidated basis, its gross profit margin percentage and its selling, general and administrative expense as a percentage of net sales will decrease as compared to periods prior to the Gentek acquisition.

      The following table sets forth for the periods indicated the results of the Company's operations (in thousands):

                                                  Quarter      Quarter      Nine Months   Nine Months
                                                   Ended        Ended          Ended         Ended
                                                October 2,  September 27,   October 2,   September 27,
                                                   2004         2003           2004          2003
                                                ----------  -------------   ----------   -------------
Net sales .................................     $ 314,408     $ 223,806     $ 820,331     $ 515,113
Gross profit ..............................        87,061        64,219       220,741       149,187
Selling, general and administrative expense        48,716        38,270       156,648       103,284
                                                ---------     ---------     ---------     ---------
Income from operations ....................        38,345        25,949        64,093        45,903
Interest expense, net .....................        13,409         9,706        35,615        20,627
Foreign currency (gain) loss ..............           (35)         (199)          580          (199)
                                                ---------     ---------     ---------     ---------
Income before income taxes ................        24,971        16,442        27,898        25,475
Income taxes ..............................         9,911         6,823        11,797        10,572
                                                ---------     ---------     ---------     ---------
Net income ................................     $  15,060     $   9,619     $  16,101     $  14,903
                                                =========     =========     =========     =========
Other Data:
EBITDA (a)(b) .............................     $  43,702     $  29,510     $  79,078     $  54,976
Adjusted EBITDA (a)(b) ....................        43,702        30,912        93,576        56,378

(a) EBITDA is calculated as net income plus interest, taxes, depreciation and amortization. Adjusted EBITDA excludes certain items. The Company considers Adjusted EBITDA to be an important indicator of its operational strength and performance of its business. The Company has included Adjusted EBITDA because it is a key financial measure used by management to (i) assess the Company's ability to service its debt and / or incur debt and meet the Company's capital expenditure requirements; (ii) internally measure the Company's operating performance; and (iii) determine the Company's incentive compensation programs. In addition, the Company's credit facility has certain covenants that use ratios utilizing this measure of Adjusted EBITDA. The definition of EBITDA under the indenture governing the 9 3/4% notes due 2012 excludes certain items. Adjusted EBITDA has not been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). Adjusted EBITDA as presented by the Company may not be comparable to similarly titled measures reported by other companies. As Adjusted EBITDA is not a measure determined in accordance with GAAP, it should not be considered as an alternative to, or more meaningful than, net income (as determined in accordance with GAAP), as a measure of the Company's operating results or cash flows from operations (as determined in accordance with GAAP). The reconciliation of net income to EBITDA and Adjusted EBITDA is as follows (in thousands):

                                                        Quarter        Quarter      Nine Months    Nine Months
                                                         Ended          Ended          Ended          Ended
                                                       October 2,   September 27,    October 2,    September 27,
                                                         2004           2003            2004           2003
                                                       ----------   -------------   -----------   -------------
Reconciliation of net income to EBITDA and Adjusted
EBITDA:
Net income ........................................     $15,060        $ 9,619         $16,101        $14,903
Interest ..........................................      13,409          9,706          35,615         20,627
Taxes .............................................       9,911          6,823          11,797         10,572
Depreciation and amortization .....................       5,322          3,362          15,565          8,874
                                                        -------        -------         -------        -------
EBITDA ............................................      43,702         29,510          79,078         54,976
Cost of sales adjustment ..........................           -          1,402               -          1,402
Management bonus (c) ..............................           -              -          14,498              -
                                                        -------        -------         -------        -------
Adjusted EBITDA ...................................     $43,702        $30,912         $93,576        $56,378
                                                        =======        =======         =======        =======

(b) The 2004 results of operations include the results of Gentek for the full periods presented. The results of operations for the quarter and nine months ended September 27, 2003 include the results of Gentek for the period subsequent to its acquisition on August 29, 2003. A reconciliation of Gentek's net income to EBITDA and adjusted EBITDA for the quarter and nine months ended October 2, 2004 and September 27, 2003 is as follows (in thousands):

                                                                                     Quarter
                                                                                       and
                                                       Quarter      Nine Months    Nine Months
                                                        Ended          Ended          Ended
                                                     October 2,     October 2,    September 27,
                                                        2004           2004           2003
                                                     ----------     ----------    -------------
Reconciliation of Gentek's net income to EBITDA
Net income ....................................        $ 6,508        $10,873        $ 1,099
Interest ......................................            154            292             59
Taxes .........................................          3,247          6,185            779
Depreciation and amortization .................          1,794          5,374            485
                                                       -------        -------        -------
Gentek's EBITDA ...............................         11,703         22,724          2,422
Cost of sales adjustment ......................              -              -          1,402
                                                       -------        -------        -------
Gentek's adjusted EBITDA ......................        $11,703        $22,724        $ 3,824
                                                       =======        =======        =======

(c) Represents a management bonus paid in connection with the completion on March 4, 2004 of AMH's offering of senior discount notes.

Quarter Ended October 2, 2004 Compared to Quarter Ended September 27, 2003

      Net sales increased 40.5% to $314.4 million during the third quarter of 2004 compared to $223.8 million for the same period in 2003, driven by increased vinyl window, vinyl siding and third-party manufactured product sales at Alside along with net sales from Gentek, which contributed $97.7 million of net sales in the third quarter of 2004 compared to $27.1 million of net sales for the same period in 2003. Gross profit in the third quarter of 2004 was $87.1 million, or 27.7% of net sales, compared to gross profit of $64.2 million, or 28.7% of net sales, in the third quarter of 2003. The decrease in gross profit margin percentage was primarily due to the impact of the results contributed by Gentek as Gentek's gross margin percentage is typically lower than Alside's. Also contributing to the lower gross margin percentage were increased costs of the Company's key raw materials - vinyl resin, aluminum and steel. Selling, general and administrative expense increased to $48.7 million, or 15.5% of net sales, for the third quarter of 2004 versus $38.3 million, or 17.1% of net sales, for the same period in 2003. The increase in selling, general and administrative expense was a result of the impact of the acquisition of Gentek, the result of adding three new Alside supply centers in 2004, one new Gentek supply center in 2004 and increases in expenses at existing supply centers to support the increased sales. Income from operations was $38.3 million in the third quarter of 2004 compared to $25.9 million for the same period in 2003.

      Interest expense increased $3.7 million during the third quarter of 2004 compared to the same period in 2003. The increase in interest expense is due to $6.9 million of accretion on AMH's 11 1/4% senior discount notes issued on March 4, 2004, additional borrowings on the term loan as a result of the Gentek acquisition, as well as additional borrowings on the revolving loan portion of the credit facility to meet the seasonal working capital needs of the Company. This was partially offset by the fact that the 2003 period included $3.9 million of accelerated amortization of previously capitalized deferred financing fees and certain financing costs paid in conjunction with the amendment to the credit facility for the Gentek acquisition. Subsequent to the AMH transactions described above, the Company agreed to participate in a tax sharing agreement with Holdings and AMI beginning in 2004. The Company has recorded income taxes at its estimated full fiscal year effective tax rate of approximately 42.3% on the income before taxes for the nine months ended October 2, 2004, which resulted in an effective tax rate of 39.7% for the quarter ended October 2, 2004. The Company recorded income taxes for the quarter ended September 27, 2003 at its then estimated full fiscal year effective tax rate of approximately 41.5%. The increase in the Company's estimated full fiscal year effective tax rate was primarily due to a portion of the interest accretion on AMH's 11 1/4% senior discount notes not being deductible for income tax purposes and due to limitations on the ability of the Company to file consolidated income tax returns in certain states, which was partially offset by the inclusion of Gentek for the full quarter of 2004 versus a partial period of 2003 as the effective tax rate for Gentek's Canadian subsidiary was less than the effective tax rate in the United States.

      Net income increased to $15.1 million for the quarter ended October 2, 2004 compared to $9.6 million for the quarter ended September 27, 2003. The increase in net income is a result of the increased sales and operating income from the Alside division, the $6.5 million of full quarter net income contributed by Gentek for the quarter ended October 2, 2004, as compared to $1.1 million of net income contributed by Gentek for the same period in 2003.

      EBITDA for the third quarter of 2004 was $43.7 million compared to $29.5 million for the same period in 2003. Adjusted EBITDA for the third quarter of 2003 was $30.9 million. There were no adjustments to EBITDA for the third quarter of 2004. Adjusted EBITDA for the quarter ended September 27, 2003 excluded a cost of sales expense of $1.4 million relating to an inventory fair value adjustment recorded at the time of the acquisition of Gentek. Gentek contributed $11.7 million of EBITDA in the third quarter of 2004 and $2.4 million and $3.8 million of EBITDA and adjusted EBITDA, respectively, for the same period in 2003.

Nine Months Ended October 2, 2004 Compared to Nine Months Ended September 27,
2003

      Net sales increased 59.3% to $820.3 million for the nine months ended October 2, 2004 compared to $515.1 million for the same period in 2003, driven by increased vinyl window, vinyl siding and third-party manufactured product sales at Alside along with net sales from Gentek, which contributed $256.8 million of net sales for the nine months ended October 2, 2004 compared to $27.1 million of net sales for the same period in 2003. Gross profit for the nine months ended October 2, 2004 was $220.7 million, or 26.9% of net sales, compared to gross profit of $149.2 million, or 29.0% of net sales, for the same period of 2003. The decrease in gross profit margin percentage was primarily due to the impact of the results contributed by Gentek along with the impact from the increased costs of vinyl resin, aluminum and steel. Selling, general and administrative expense increased to $156.6 million, or 19.1% of net sales, for the nine months ended October 2, 2004 as compared to $103.3 million, or 20.1% of net sales, for the same period in 2003. The increase in selling, general and administrative expense is a result of the $14.5 million management bonus relating to AMH's offering of senior discount notes, the impact of the acquisition of Gentek, the result of adding three new Alside supply centers and one Gentek supply center in 2004 along with three new supply centers in 2003, which had a full nine months of expense in 2004, as well as increased expenses at existing supply centers to support the increased sales. Income from operations was $64.1 million for the nine months ended October 2, 2004 compared to $45.9 million for the same period in 2003.

      Interest expense increased $15.0 million for the nine months ended October 2, 2004 compared to the same period in 2003. The increase in interest expense was due to $16.2 million of accretion on AMH's 11 1/4% senior discount notes issued on March 4, 2004, additional borrowings on the term loan as a result of the Gentek acquisition, as well as additional borrowings on the revolving loan portion of the credit facility to meet the seasonal working capital needs of the Company. This was partially offset by the fact that interest expense for the nine months ended September 27, 2003 included $3.9 million of accelerated amortization of previously capitalized deferred financing fees and certain financing costs paid in conjunction with the amendment to the credit facility for the Gentek acquisition. The Company has recorded income taxes at its estimated full fiscal year effective tax rate of approximately 42.3% on the income before taxes for the nine months ended October 2, 2004. The Company recorded income taxes for the nine months ended September 27, 2003 at its then estimated full fiscal year effective tax rate of approximately 41.5%. The increase in the Company's effective tax rate was primarily due to a portion of the interest accretion on AMH's 11 1/4% senior discount notes not being deductible for income tax purposes and due to limitations on the ability of the Company to file consolidated income tax returns in certain states, which was partially offset by the inclusion of Gentek for the full nine months of 2004 versus a partial period of 2003 as the effective tax rate for Gentek's Canadian subsidiary was less than the effective tax rate in the United States.

      Net income increased to $16.1 million for the nine months ended October 2, 2004 compared to $14.9 million for the same period in 2003. The increase in net income was a result of the increased sales and operating income from the Alside division, the $10.9 million of net income contributed by Gentek, as compared to $1.1 million of net income contributed by Gentek for the same period in 2003, which was partially offset by the increase in interest expense and income taxes.

      EBITDA for the nine months ended October 2, 2004 was $79.1 million compared to $55.0 million for the same period in 2003. Adjusted EBITDA for the nine months ended October 2, 2004 was $93.6 million compared to $56.4 million for the same period in 2003. As compared to EBITDA, Adjusted EBITDA for the nine months ended October 2, 2004 excluded a bonus paid to certain members of Company management totaling approximately $14.5 million related to the completion of the offering of senior discount notes on March 4, 2004 by AMH. Adjusted EBITDA for the nine months ended September 27, 2003 excluded a cost of sales expense of $1.4 million relating to an inventory fair value adjustment recorded at the time of the acquisition of Gentek. Gentek contributed $22.7 million of EBITDA for the nine months ended October 2, 2004, and $2.4 million and $3.8 million of EBITDA and adjusted EBITDA, respectively, for the same period in 2003.

LIQUIDITY AND CAPITAL RESOURCES

      The following sets forth a summary of the Company's cash flows for the nine months ended October 2, 2004 and September 27, 2003 (in thousands):

                                                         Nine Months    Nine Months
                                                            Ended          Ended
                                                         October 2,    September 27,
                                                            2004           2003
                                                         ----------    -------------
Cash provided by (used in) operating activities....      $      (6)    $  18,479
Cash used in investing activities .................        (16,970)     (122,108)
Cash provided by financing activities .............         16,421        98,510

CASH FLOWS

      At October 2, 2004, the Company had cash and cash equivalents of $3.7 million and available borrowing capacity of approximately $61.4 million under the revolving portion of AMI's credit facility. Outstanding letters of credit as of October 2, 2004, totaled $6.2 million securing various insurance letters of credit.

CASH FLOWS FROM OPERATING ACTIVITIES

      Net cash used in operations was breakeven for the nine months ended October 2, 2004 and net cash provided by operations was $18.5 million for the nine months ended September 27, 2003. The cash used in operations for the nine months ended October 2, 2004 reflects the operating results for the period, which included increased inventory due to increased raw material costs and expanded third party manufactured product offerings at the Company's supply centers and seasonal increases in accounts receivable. This was offset by increased accounts payable, primarily due to the increase in inventory, and accrued liabilities, which is primarily due to increased accrued customer incentives, commissions and profit sharing due to the increased sales and earnings. Additionally, the Company made estimated federal income tax payments in the third quarter of 2004, however no estimated payments were required in the same period in 2003. The net cash provided by operations for the nine months ended September 27, 2003 primarily reflected the operating results for the period offset by the seasonal increases of accounts receivable and inventory during the summer selling period, primarily offset by a seasonal increase in accounts payable. The Company expects to generate $35 to $40 million of positive cash flow from operations through reductions of working capital in the fourth quarter of 2004.

CASH FLOWS FROM INVESTING ACTIVITIES

      Capital expenditures totaled $17.0 million and $9.6 million for the nine months ended October 2, 2004 and September 27, 2003, respectively. Capital expenditures for Gentek were $1.6 million and $0.2 million in the 2004 and 2003 periods, respectively. Capital expenditures in 2004 were primarily to increase extrusion capacity at the Company's West Salem, Ohio manufacturing location and to increase capacity at two of the Company's window manufacturing facilities. Capital expenditures in the 2003 period were primarily to replace vinyl siding extrusion and handling equipment at the Company's Ennis, Texas manufacturing location. The Company's estimate for total capital expenditures for 2004 is approximately $21 million reflecting additional spending to meet capacity requirements at the Company's window manufacturing facilities. Cash flows from investing activities for the nine months ended September 27, 2003 also include the net acquisition amount paid for Gentek of $112.5 million, net of cash acquired.

CASH FLOWS FROM FINANCING ACTIVITIES

      Cash flows from financing activities for the nine months ended October 2, 2004 included proceeds from the issuance of the senior discount notes of $258.3 million, borrowings on the revolving portion of AMI's credit facility of $2.4 million, proceeds from the exercise of stock options of $1.8 million, redemption of the Company's preferred and common stock of $178.0 million, common stock dividends of $57.7 million and financing costs of $10.3 million, consisting primarily of banking and legal fees paid in connection with the issuance of AMH's 11 1/4% senior discount notes. The increased levels of inventory and accounts receivable have led to continued borrowings on the revolving portion of AMI's credit facility. The Company believes there will be no outstanding borrowings on the revolving portion of AMI's credit facility by the end of the fourth quarter of 2004. In addition, the Company intends to repay a portion of the borrowings on the term loan portion of AMI's credit facility in the fourth quarter of 2004.

      For the nine months ended September 27, 2003, the purchase consideration of the Gentek acquisition was $113.6 million ($112.5 million, net of cash acquired). In addition, the Company paid $4.1 million of financing costs, repaid $76.5 million of existing Company term loans and $0.6 million of accrued interest under the Company's existing credit facility. The Gentek acquisition purchase consideration, financing costs and the repayment of term loans and accrued interest were financed by cash flows from financing activities for the nine months ended September 27, 2003 including borrowings of $190.0 million under the term loan portion and $10.2 million under the revolving loan portion of the Company's amended and restated credit facility. The Company repaid the $10.2 million of borrowings under the revolving loan portion of its credit facility and $10.0 million of term loans using cash flows from operations and net cash settlements that occurred subsequent to the close of the Gentek acquisition. Additionally, cash flows from financing activities included the redemption of the remaining outstanding 9 1/4% notes of $0.9 million. The $0.9 million of 9 1/4% notes were redeemed at 104.625% of the principal amount of such notes plus accrued and unpaid interest through the date of redemption.

DESCRIPTION OF THE COMPANY'S OUTSTANDING INDEBTEDNESS

      AMH's $446 million principal at maturity 11 1/4% senior discount notes are due in 2014. AMH received total gross proceeds of $258.3 million in connection with the issuance. Interest accrues at a rate of 11 1/4% on the notes in the form of an increase in the accreted value of the notes prior to March 1, 2009. Thereafter, cash interest of 11 1/4% on the notes accrues and is payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2009. The notes are structurally subordinated to all existing and future debt and other liabilities of AMH's existing and future subsidiaries, including AMI and Holdings. The indenture governing the 11 1/4% senior discount notes contain restrictive covenants that, among other things, limit AMH's ability, and the ability of its subsidiaries, to incur additional indebtedness, make certain restricted payments, pay dividends or make other distributions or repurchase or redeem AMH's stock, make investments, sell assets, incur liens (except with respect to its subsidiaries), issue capital stock of restricted subsidiaries, enter into agreements restricting its subsidiaries' ability to pay dividends, enter into sale/leaseback transactions, enter into transactions with affiliates, and consolidate, merge or sell all or substantially all of its assets. On October 29, 2004, AMH completed an offer to exchange the entire principal amount at maturity of its outstanding 11 1/4% senior discount notes for an equal amount at maturity of notes with substantially equivalent terms that have been registered under the Securities Act of 1933.

      AMI's 9 3/4% notes pay interest semi-annually in April and October. AMI's credit facility as of October 2, 2004 includes $140 million of outstanding term loans due through 2010 that bear interest at the London Interbank Offered Rate (LIBOR) plus 2.75%, payable quarterly at the end of each calendar quarter, and up to $70 million of available borrowings provided by revolving loans (including a Canadian subfacility of $15 million), which expire in 2007 and bear interest at LIBOR plus up to 3.00%. Outstanding borrowings on the revolving portion of AMI's credit facility totaled $2.4 million at October 2, 2004. AMI's payment obligations under the 9 3/4% notes are fully and unconditionally guaranteed, jointly and severally on a senior subordinated basis, by its domestic wholly-owned subsidiaries: Gentek Holdings, Inc., Gentek Building Products Inc. and Alside, Inc. Alside, Inc. is a wholly owned subsidiary having no assets, liabilities or operations. Gentek Building Products Limited is a Canadian company and does not guarantee AMI's 9 3/4% notes.

      The credit facility and the indenture governing the 9 3/4% notes contain restrictive covenants that, among other things, limit the Company's ability to incur additional indebtedness, make loans or advances to subsidiaries and other entities, invest in capital expenditures, sell its assets or declare dividends. In addition, under the credit facility AMI is required to achieve certain financial ratios relating to leverage, coverage of fixed charges and coverage of interest expense. AMI was in compliance with these covenants as of October 2, 2004. On an annual basis, AMI is required to make principal payments on the term loan under its credit facility based on a percentage of excess cash flows as defined in the credit facility. The payments on the term loan in 2003 and 2002 were sufficient such that no additional principal payments were required under the excess cash flow provision. The Company records as a current liability those principal payments that are estimated to be due within twelve months under the excess cash flow provision of the credit facility when the likelihood of those payments becomes probable. The Company may need to refinance all or a portion of its indebtedness on or before their respective maturity dates. There can be no assurance that the Company will be able to refinance any of its indebtedness on commercially reasonable terms or at all.

      The Company believes that for the foreseeable future cash flows from operations and its borrowing capacity under AMI's credit facility will be sufficient to satisfy its obligations to pay principal and interest on its outstanding debt, maintain current operations, and provide sufficient capital for presently anticipated capital expenditures. There can be no assurances, however, that the cash generated by the Company will be sufficient for these purposes.

EFFECTS OF INFLATION

      The Company's principal raw materials, vinyl resin, aluminum, and steel have historically been subject to significant price changes. Raw material pricing on the Company's key commodities increased significantly for the quarter and nine months ended October 2, 2004 have risen significantly. The Company believes the impact of the raw material price increases has led to a decrease in gross margin of approximately $2 million for the nine months ended October 2, 2004. The Company has announced two vinyl siding and two aluminum price increases in 2004, which have partially offset the raw material inflation. Historically vinyl resin costs seasonally decrease in the fourth quarter of the year as a result of reduced seasonal demand in the resin market. However, the Company believes vinyl resin costs will remain at or slightly above the levels at the end of the third quarter. The Company believes aluminum costs will remain at their current levels or slightly increase for the remainder of 2004. The Company believes that due to the high price of oil and natural gas, as well as expected continued strong demand, costs for vinyl resin, aluminum and steel may continue to increase in 2005. The Company has announced price increases among all of its product offerings, which it believes will partially offset the impact of the raw material inflation. While the Company expects that any additional significant raw material price increases in 2004 will be offset by price increases to its customers, there can be no assurances that the Company will be able to pass on any future price increases including the announced price increases and there may be a delay from quarter to quarter. At October 2, 2004, the Company had no raw material hedge contracts in place.

CERTAIN FORWARD-LOOKING STATEMENTS

      All statements other than statements of historical facts included in this report regarding the prospects of the industry and the Company's prospects, plans, financial position and business strategy, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "intend," "estimate," "anticipate," "believe," "predict," "potential" or "continue" or the negatives of these terms or variations of them or similar terminology. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it does not assure that these expectations will prove to be correct. The following factors are among those that may cause actual results to differ materially from the forward-looking statements:

      - changes in home building industry, economic conditions, interest rates, foreign currency exchange rates and other conditions;

      - changes in availability of consumer credit, employment trends, levels of consumer confidence and consumer preferences;

      - changes in raw material costs and availability and the Company's ability to pass on price increases to its customers to offset changes in raw material costs;

      -     changes in national and regional trends in new housing starts;

      -     changes in weather conditions;

      - the Company's ability to comply with certain financial covenants in the loan documents governing its indebtedness;

      - increases in competition from other manufacturers of vinyl and metal exterior residential building products as well as alternative building products;

      -     increases in the Company's indebtedness;

      -     increases in costs of environmental compliance;

      -     increases in capital expenditure requirements;

      - potential conflict between existing Alside and new Gentek distribution channels;

      - the achievement of anticipated synergies and operational efficiencies from the Gentek acquisition; and

      - the other factors discussed under the heading "Risk Factors" in AMI's annual report on Form 10-K for the year ended January 3, 2004 and elsewhere in this report.

      All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements included in this report. These forward-looking statements speak only as of the date of this report. The Company does not intend to update these statements unless the securities laws require it to do so.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

      The Company has outstanding borrowings under the term loan and revolving loan portions of AMI's credit facility and may borrow under the revolving credit facility from time to time for general corporate purposes, including working capital and capital expenditures. Interest under the credit facility is based on the variable London Interbank Offered Rate (LIBOR). At October 2, 2004, AMI had borrowings of $140.0 million under the term loan and $2.4 million under the revolving loan portions of its credit facility. The effect of a 1/8% increase or decrease in interest rates would increase or decrease total interest expense for the nine months ended October 2, 2004 by approximately $0.1 million.

      AMH has $274.8 million of senior discount notes due 2014 that bear an interest rate of 11 1/4%. Interest accrues at a rate of 11 1/4% on the notes in the form of an increase in the accreted value of the notes prior to March 1, 2009. Thereafter, cash interest of 11 1/4% on the notes accrues and is payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2009. AMI has $165.0 million of senior subordinated notes due 2012 that bear a fixed interest rate of 9 3/4%. The fair value of the Company's 11 1/4% senior discount and 9 3/4% notes is sensitive to changes in interest rates. In addition, the fair value is affected by the Company's overall credit rating, which could be impacted by changes in the Company's future operating results.

FOREIGN CURRENCY EXCHANGE RISK

      The Company's revenues are primarily from domestic customers and are realized in U.S. dollars. However, since the acquisition of Gentek, the Company now realizes revenues from sales made through Gentek's Canadian distribution centers in Canadian dollars. The Company's Canadian manufacturing facilities acquire raw materials and supplies from U.S. vendors, which results in foreign currency transactional gains and losses. However, payment terms among Canadian manufacturing facilities and these vendors are short-term in nature. Accordingly, the Company believes its direct foreign currency exchange risk is not material. At October 2, 2004, the Company had no currency hedges in place.

COMMODITY PRICE RISK

      See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Effects of Inflation" for a discussion of the market risk related to the Company's principal raw materials, vinyl resin, aluminum and steel.

ITEM 4 CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based on their evaluation as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within required time periods.

There have been no changes to the Company's internal control over financial reporting during the quarter ended October 2, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      The Company is involved from time to time in litigation arising in the ordinary course of business, none of which, after giving effect to the Company's existing insurance coverage, is expected to have a material adverse effect on the Company.

      From time to time, the Company is involved in a number of proceedings and potential proceedings relating to environmental and product liability matters. The Company handles these claims in the ordinary course of business and maintains product liability insurance covering certain types of claims. Although it is difficult to estimate the Company's potential exposure to these matters, the Company believes that the resolution of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 6. EXHIBITS

(a)  Exhibits

Exhibit
 Number                                       Description
 ------                                       -----------
31.1            Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2            Certification  of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1            Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002

32.2            Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              AMH HOLDINGS, INC.
                                              ------------------
                                                 (Registrant)

Date: November 16, 2004            By: /s/ Michael Caporale, Jr.
                                   ------------------------------------------
                                   Michael Caporale, Jr.
                                   President, Chief Executive Officer and
                                   Director
                                   (Principal Executive Officer)

                                   By: /s/ D. Keith LaVanway
                                   ------------------------------------------
                                   D. Keith LaVanway
                                   Vice President - Finance,
                                   Chief Financial Officer,
                                   Assistant Treasurer and Assistant Secretary
                                   (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
Number                                  Description
------                                  -----------
31.1          Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2          Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1          Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002

32.2          Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002