Form 10-Q
period 2005-07-02
AMH Holdings, Inc.
filed 2005-08-16
CIK 1289559

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2005
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
Registrant’s Telephone Number, Including Area Code (330) 929 -1811
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
Yes ☐          No ☑
     As of August 9, 2005, the Registrant had outstanding 500,000 shares of voting convertible preferred stock, 1,614,019 shares of non-voting convertible preferred stock and 500,000 shares of voting class B common stock and 1,234,190 shares of non-voting class B common stock.

AMH HOLDINGS, INC.
REPORT FOR THE QUARTER AND SIX MONTHS ENDED JULY 2, 2005

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AMH HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
	July 2,	January 1,
	2005	2005
Assets
Current assets:
Cash and cash equivalents	$6,134	$58,054
Accounts receivable, net	165,589	125,666
Receivable from parent	1,241	1,241
Inventories	146,146	114,787
Income taxes receivable	4,039	9,210
Deferred income taxes	18,253	18,253
Other current assets	12,265	12,938

Total current assets	353,667	340,149

Property, plant and equipment, net	144,888	138,697
Goodwill	234,817	234,795
Other intangible assets, net	111,391	113,044
Other assets	27,543	29,169

Total assets	$872,306	$855,854

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$96,567	$75,139
Accrued liabilities	52,667	54,379
Notes payable	—	11,607
Current portion of long-term debt	1,750	875

Total current liabilities	150,984	142,000

Deferred income taxes	47,430	53,883
Other liabilities	43,297	44,058
Long-term debt	681,742	621,981
Convertible preferred stock, $.01 par value	150,000	150,000
Stockholder’s deficit	(201,147)	(156,068)

Total liabilities and stockholder’s equity	$872,306	$855,854

See accompanying notes.

AMH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands)

	Quarter	Quarter	Six Months	Six Months
	Ended	Ended	Ended	Ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004
Net sales	$315,364	$301,602	$533,933	$505,923
Cost of sales	243,162	218,277	412,699	372,243

Gross profit	72,202	83,325	121,234	133,680
Selling, general and administrative expense	50,829	48,040	101,580	93,434
Transaction costs — bonuses	—	—	—	14,498
Facility closure costs	862	—	3,415	—

Income from operations	20,511	35,285	16,239	25,748
Interest expense, net	16,301	13,770	31,597	22,206
Foreign currency loss	292	609	289	615

Income (loss) before income taxes	3,918	20,906	(15,647)	2,927
Income taxes (benefit)	1,196	9,162	(6,287)	1,886

Net income (loss)	$2,722	$11,744	$(9,360)	$1,041

See acompanying notes.

AMH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months	Six Months
	Ended	Ended
	July 2,	July 3,
	2005	2004
Operating Activities
Net income (loss)	$(9,360)	$1,041
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	10,077	10,243
Amortization of debt discount and deferred financing costs	17,854	10,671
Amortization of management fee	2,000	—
Stock compensation expense	319	—
Tax benefit from stock option exercises	—	2,586
Deferred taxes	(6,339)	(3,451)
Changes in operating assets and liabilities:
Accounts receivable, net	(40,605)	(45,693)
Inventories	(32,370)	(25,060)
Income taxes	5,305	(4,258)
Accounts payable and accrued liabilities	21,060	26,874
Other	(3,204)	(2,721)

Net cash used in operating activities	(35,263)	(29,768)

Investing Activities
Additions to property, plant and equipment	(15,495)	(12,196)

Net cash used in investing activities	(15,495)	(12,196)

Financing Activities
Net increase in revolving line of credit	44,815	26,159
Dividends	(33,713)	—
Settlement of promissory notes	(11,607)	—
Proceeds from issuance of 11 1/4% senior discount notes	—	258,265
Options exercised	(319)	1,760
Redemption of preferred stock	—	(177,844)
Common stock dividend	—	(57,684)
Financing costs	(99)	(10,327)

Net cash provided by (used in) financing activities	(923)	40,329

Net decrease in cash	(51,681)	(1,635)
Effect of exchange rate changes on cash	(239)	42

Cash at beginning of period	58,054	4,282

Cash at end of period	$6,134	$2,689

Supplemental information:
Cash paid for interest	$12,924	$11,442

Cash paid (received) for income taxes	$(5,248)	$7,005

See accompanying notes.

AMH HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER AND SIX MONTHS ENDED JULY 2, 2005
(Unaudited)
Note 1 — Basis of Presentation
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
     AMH is a wholly owned subsidiary of AMH Holdings II, Inc. (“AMH II”) which is controlled by affiliates of Investcorp S.A. (“Investcorp”) and Harvest Partners, Inc. (“Harvest Partners”). AMH and AMH II were incorporated in connection with the recapitalization transactions described in Note 2 and do not have material assets or operations other than an indirect ownership of the common stock of AMI.
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
     The unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these interim consolidated financial statements contain all of the normal recurring accruals and adjustments considered necessary for a fair presentation of the unaudited results for the three and six month periods ended July 2, 2005 and July 3, 2004. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in its annual report on Form 10-K for the year ended January 1, 2005.
     A detailed description of the Company’s significant accounting policies and management judgments is located in the audited financial statements for the year ended January 1, 2005, included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”).
     Certain prior period amounts have been reclassified to conform with the current period presentation.
New Accounting Pronouncements
     In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an amendment of ARB 43, Chapter 4.” SFAS No. 151 requires certain inventory costs to be recognized as current period expenses. This standard also provides guidance for the allocation of fixed production overhead costs. This standard is effective for inventory costs incurred during the fiscal years beginning after June 15, 2005. The Company will adopt this standard in fiscal 2006. The Company is in the process of determining the impact, if any, this standard will have on its financial statements.
     In December 2004, the FASB issued SFAS No. 123 (Revised), “Share-Based Payment.” This standard revises SFAS No. 123, “Accounting for Stock Based Compensation,” Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related accounting interpretations, and eliminates the use of the intrinsic value method. The Company currently uses the intrinsic value method under APB Opinion No. 25 to value stock options. SFAS No. 123 (Revised) requires the expensing of all stock-based compensation, including stock options, using a fair value based method. The Company will adopt this standard in fiscal 2006. The Company is in the process of determining the impact this standard will have on its financial statements.

Note 2 — Recapitalization Transactions
     As part of a restructuring agreement dated as of March 4, 2004, stockholders and option holders of Holdings became stockholders and option holders of AMH and are no longer stockholders and option holders of Holdings. On March 4, 2004, AMH completed an offering of $446 million aggregate principal at maturity in 2014 of 11 1/4% senior discount notes (“11 1/4% notes”). The total gross proceeds were approximately $258.3 million. In connection with the note offering, certain options to acquire preferred and common shares were exercised and the proceeds from the note offering were used to redeem all of AMH’s preferred stock including accrued and unpaid dividends, pay a dividend to AMH’s common stockholders and pay a bonus to certain members of the Company’s senior management and a director. Through Holdings, AMH contributed $14.5 million to AMI to pay the bonus. The completion of the aforementioned transactions constituted the March 2004 dividend recapitalization.
     On December 22, 2004, AMH completed a recapitalization transaction in which the then outstanding capital stock of AMH was reclassified as a combination of voting and non-voting shares of Class B common stock and shares of voting and non-voting convertible preferred stock. All of the shares of the convertible preferred stock were immediately sold to affiliates of Investcorp for an aggregate purchase price of $150 million, with the result that affiliates of Investcorp acquired a 50% equity interest in AMH and the existing shareholders, led by Harvest Partners, retained shares of Class B common stock representing a 50% equity interest in AMH, all on a fully diluted basis. Each of Investcorp and Harvest Partners, through their respective affiliates, have a 50% voting interest in AMH. Immediately following these transactions, pursuant to a restructuring agreement, the shareholders of AMH contributed their shares of the capital stock of AMH to AMH II, a Delaware corporation formed for the purpose of becoming the direct parent company of AMH, in exchange for shares of the capital stock of AMH II mirroring (in terms of type and class, voting rights, preferences and other rights) the shares of AMH capital stock contributed by such shareholders. In connection with this transaction, on December 22, 2004, AMI increased its senior credit facility by $42 million and AMH II issued $75 million of 13 5/8% senior notes due 2014 (“13 5/8% notes”). AMH II then declared and paid a dividend on shares of its Class B common stock in an aggregate amount of approximately $96.4 million, which included approximately $3.4 million in aggregate proceeds received by AMH II through AMH, upon the exercise of options to purchase AMH common stock. Of this $96.4 million dividend, approximately $62.7 million was paid in cash and approximately $33.7 million was paid in the form of promissory notes issued by AMH II to each of its Class B common shareholders. In December of 2004, AMH made a payment to AMH II for the proceeds received upon exercise of the options. In the first quarter of 2005, AMI made an intercompany loan of $33.7 million to AMH II through its direct and indirect parent companies. Subsequently, AMI and its direct and indirect parent companies declared a dividend in forgiveness of the intercompany loan.
     On December 22, 2004, in connection with such transactions, AMI paid a bonus in the aggregate amount of approximately $22.3 million to certain members of AMI’s management and a director. Approximately $14.3 million of the bonus, including payroll taxes, was paid in cash on December 22, 2004, with promissory notes issued by AMI for the remaining $8.0 million. These promissory notes were settled in cash during the first quarter of fiscal year 2005. AMI incurred transaction related costs of $28.4 million, which includes $16.3 million paid for investment banking and legal expenses, which have been classified as recapitalization transaction costs in the Company’s statements of operations, and $12.1 million for financing related costs, which were recorded in other assets on the Company’s balance sheets. AMI issued promissory notes of $3.6 million in December 2004 for the payment of a portion of these fees related to the transaction, which were settled in cash in the first quarter of 2005. AMI also recognized stock compensation expense of $30.8 million, including payroll taxes, related to stock options exercised in the transaction. The completion of the aforementioned transactions constituted the December 2004 recapitalization transaction.
Note 3 — Inventories
     Inventories are valued at the lower of cost (first in, first out) or market. Inventories consist of the following (in thousands):

	July 2,	January 1,
	2005	2005
Raw materials	$33,649	$27,127
Work-in-process	14,921	9,570
Finished goods and purchased stock	97,576	78,090

	$146,146	$114,787

Note 4 — Goodwill and Other Intangible Assets
     Goodwill represents the purchase price in excess of the fair value of the tangible and intangible net assets acquired in a business combination. Goodwill of $234.8 million as of both July 2, 2005 and January 1, 2005 consists of $198.3 million from the April 2002 merger transaction and $36.5 million from the acquisition of Gentek Holdings, Inc. (“Gentek”) in 2003. None of the Company’s goodwill is deductible for income tax purposes. The Company’s other intangible assets consist of the following (in thousands):

	Average
	Amortization	July 2, 2005			January 1, 2005
	Period		Accumulated	Net Carrying		Accumulated	Net Carrying
	(in Years)	Cost	Amortization	Value	Cost	Amortization	Value
Trademarks and trade names	15	$109,280	$5,646	$103,634	$109,280	$4,712	$104,568
Patents	10	6,550	2,090	4,460	6,550	1,763	4,787
Customer base	7	4,696	1,399	3,297	4,762	1,073	3,689

Total other intangible assets		$120,526	$9,135	$111,391	$120,592	$7,548	$113,044

     The Company has determined that trademarks and trade names totaling $81.1 million (included in the $109.3 million in the table above) consisting primarily of the Alside®, Revere® and Gentek® trade names have indefinite useful lives. Amortization expense related to other intangible assets was approximately $0.8 million for each of the quarters ended July 2, 2005 and July 3, 2004 and $1.6 million for each of the six month periods ended July 2, 2005 and July 3, 2004.
Note 5 — Long-Term Debt
     Long-term debt consists of the following (in thousands):

	July 2,	January 1,
	2005	2005
9 3/4% notes	$165,000	$165,000
11 1/4% senior discount notes	298,677	282,856
Term loan under credit facility	175,000	175,000
Revolving loans under credit facility	44,815	—

Total debt	683,492	622,856
Less current portion	1,750	875

Long-term debt	$681,742	$621,981

     Under the term loan facility, AMI is required to make minimum quarterly principal amortization payments of 1% per year due beginning September 30, 2005. Also, on an annual basis beginning with the year ended December 31, 2005, AMI is required to make principal payments based on a percentage of excess cash flows as defined in the amended and restated credit facility. AMI records as a current liability term loan principal payments that are estimable to be due within twelve months, which includes excess cash flow principal repayments when the likelihood of those payments becomes probable.
     The indenture governing AMH’s 11 1/4% notes contains restrictive covenants that, among other things, limit AMH’s ability to incur additional indebtedness, make loans or advances to subsidiaries and other entities, invest in capital expenditures, sell its assets or declare dividends. In addition, AMI’s credit facility and the indenture governing AMI’s 9 3/4% notes contain restrictive covenants that, among other things, limit AMI’s ability to incur additional indebtedness, make loans or advances to subsidiaries and other entities, invest in capital expenditures, sell its assets or declare dividends. Under the credit facility AMI is also required to achieve certain financial ratios relating to leverage, coverage of fixed charges and coverage of interest expense. AMI was in compliance with its covenants as of July 2, 2005.
     In December 2004, AMH II completed an offering of 13 5/8% senior notes, which mature on December 1, 2014. The accreted value of the 13 5/8% notes as of July 2, 2005 was $76.4 million. The Company does not guarantee the 13 5/8% notes and has no obligation to make any payments with respect thereto. Total AMH II debt, including that of its consolidated subsidiaries, was approximately $759.9 million as of July 2, 2005.

     Because AMH and AMH II are holding companies with no operations, they must receive distributions, payments or loans from AMH’s subsidiaries to satisfy obligations on the 11 1/4% notes and 13 5/8% notes. None of AMH’s subsidiaries guarantee the 11 1/4% notes, or have any obligation to make any payments with respect thereto.
Note 6 — Stock Plans
     The Company measures stock-based compensation using the intrinsic value method in accordance with APB Opinion No. 25. The Company follows the disclosure provisions required under SFAS No. 123. Pro forma information regarding net income is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that statement using a minimum value approach for companies with private equity. SFAS No. 148, “Accounting for Stock-Based Compensation” requires this information to be disclosed on a quarterly basis. The pro forma effect on net income (loss) for the quarters and six months ended July 2, 2005 and July 3, 2004 would have been (in thousands):

	Quarter	Quarter	Six Months	Six Months
	Ended	Ended	Ended	Ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004
Net income (loss) as reported	$2,722	$11,744	$(9,360)	$1,041
Stock-based employee compensation expense included in reported net income (loss), net of tax	—	—	187	—
Pro forma stock based employee compensation cost, net of tax	(185)	(53)	(364)	(81)

Pro forma net income (loss)	$2,537	$11,691	$(9,537)	$960

Note 7 — Comprehensive Income (Loss)
     Comprehensive income (loss) differs from net income (loss) due to foreign currency translation adjustments as follows (in thousands):

	Quarter	Quarter	Six Months	Six Months
	Ended	Ended	Ended	Ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004
Net income (loss) as reported	$2,722	$11,744	$(9,360)	$1,041
Foreign currency translation adjustments	(1,199)	(272)	(2,006)	(1,133)

Comprehensive income (loss)	$1,523	$11,472	$(11,366)	$(92)

Note 8 — Retirement Plans
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

	Quarter		Quarter
	Ended		Ended
	July 2,		July 3,
	2005		2004
	Domestic	Foreign	Domestic	Foreign
	Plans	Plans	Plans	Plans
Net periodic pension cost
Service cost	$124	$328	$104	$271
Interest cost	670	498	628	432
Expected return on assets	(759)	(528)	(704)	(426)
Amortization of unrecognized net loss	142	1	70	—

Net periodic pension cost	$177	$299	$98	$277

	Six Months		Six Months
	Ended		Ended
	July 2,		July 3,
	2005		2004
	Domestic	Foreign	Domestic	Foreign
	Plans	Plans	Plans	Plans
Net periodic pension cost
Service cost	$247	$659	$208	$548
Interest cost	1,340	1,002	1,256	873
Expected return on assets	(1,517)	(1,061)	(1,408)	(860)
Amortization of unrecognized net loss	285	1	140	—

Net periodic pension cost	$355	$601	$196	$561

Note 9 — Facility Closure
     During the fourth quarter of 2004, the Company committed to a plan to close its vinyl siding manufacturing plant located in Freeport, Texas. The Company recorded $0.9 million and $3.4 million in pre-tax charges during the quarter and six months ended July 2, 2005, respectively. The Company anticipates the total charge to be $8.7 million, of which $8.0 million has been charged to expense as of July 2, 2005. The Company expects the remainder of the charge to be recorded in the third and fourth quarters of 2005. The plant was closed to rationalize production capacity and reduce fixed costs.
     The plant closure costs incurred in 2005 included relocation costs for certain equipment, inventory and employees, facility shut down costs and contract termination costs. As of July 2, 2005, approximately $0.2 million was included in accrued liabilities related to contract termination costs.

Note 10 — Subsidiary Guarantors
     AMI’s payment obligations under the 9 3/4% notes are fully and unconditionally guaranteed, jointly and severally (collectively, the “Subsidiary Guarantees”) on a senior subordinated basis, by its domestic wholly owned subsidiaries: Gentek, Gentek Building Products Inc. and Alside, Inc. (“Guarantor Subsidiaries”). Alside, Inc. is a wholly owned subsidiary having no assets, liabilities or operations. Gentek Building Products Limited (“Non-Guarantor Subsidiary”) is a Canadian company and does not guarantee AMI’s 9 3/4% notes. In the opinion of management, separate financial statements of the respective Guarantor Subsidiaries would not provide additional material information, which would be useful in assessing the financial composition of the Guarantor Subsidiaries. None of the Guarantor Subsidiaries has any significant legal restrictions on the ability of investors or creditors to obtain access to its assets in event of default on the Subsidiary Guarantees other than its subordination to senior indebtedness.
ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
July 2, 2005
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor	Reclassification/
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$2,851	$300	$2,983	$—	$6,134
Accounts receivable, net	108,139	28,477	28,973	—	165,589
Intercompany receivables	—	(6,832)	15,093	(8,261)	—
Receivable from parent	3,908	—	—	—	3,908
Inventories	91,042	19,557	35,547	—	146,146
Income taxes receivable	1,511	567	1,401	—	3,479
Deferred income taxes	—	16,319	3,393	(1,459)	18,253
Other current assets	9,563	1,490	1,212	—	12,265

Total current assets	217,014	59,878	88,602	(9,720)	355,774

Property, plant and equipment, net	108,429	4,810	31,649	—	144,888
Goodwill	198,271	36,546	—	—	234,817
Other intangible assets, net	97,919	12,165	1,307	—	111,391
Investment in subsidiaries	131,643	62,783	—	(194,426)	—
Other assets	18,303	—	130	—	18,433

Total assets	$771,579	$176,182	$121,688	$(204,146)	$865,303

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$54,877	$16,126	$25,564	$—	$96,567
Intercompany payables	8,261	—	—	(8,261)	—
Accrued liabilities	39,268	6,794	6,605	—	52,667
Deferred income taxes	1,459	—	—	(1,459)	—
Current portion of long term debt	1,750	—	—	—	1,750

Total current liabilities	105,615	22,920	32,169	(9,720)	150,984

Deferred income taxes	50,416	5,559	6,632	—	62,607
Other liabilities	18,948	16,060	8,289	—	43,297
Long-term debt	371,250	—	11,815	—	383,065
Stockholder’s equity	225,350	131,643	62,783	(194,426)	225,350

Total liabilities and stockholder’s equity	$771,579	$176,182	$121,688	$(204,146)	$865,303

ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended July 2, 2005
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor	Reclassification/
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated
Net sales	$222,726	$65,523	$73,219	$(46,104)	$315,364
Cost of sales	166,134	61,782	61,350	(46,104)	243,162

Gross profit	56,592	3,741	11,869	—	72,202
Selling, general and administrative expense	39,164	5,322	6,343	—	50,829
Facility closure costs	862	—	—	—	862

Income (loss) from operations	16,566	(1,581)	5,526	—	20,511
Interest expense, net	7,721	(2)	223	—	7,942
Foreign currency loss	—	—	292	—	292

Income (loss) before income taxes	8,845	(1,579)	5,011	—	12,277
Income taxes (benefit)	3,619	(688)	1,651	—	4,582

Income (loss) before equity income from subsidiaries	5,226	(891)	3,360	—	7,695
Equity income from subsidiaries	2,469	3,360	—	(5,829)	—

Net income	$7,695	$2,469	$3,360	$(5,829)	$7,695

ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended July 2, 2005
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor	Reclassification/
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated
Net sales	$377,440	$110,645	$119,240	$(73,392)	$533,933
Cost of sales	284,303	102,153	99,635	(73,392)	412,699

Gross profit	93,137	8,492	19,605	—	121,234
Selling, general and administrative expense	77,896	11,242	12,442	—	101,580
Facility closure costs	3,415	—	—	—	3,415

Income (loss) from operations	11,826	(2,750)	7,163	—	16,239
Interest expense, net	14,919	—	334	—	15,253
Foreign currency loss	—	—	289	—	289

Income (loss) before income taxes	(3,093)	(2,750)	6,540	—	697
Income taxes (benefit)	(759)	(1,169)	2,191	—	263

Income (loss) before equity income from subsidiaries	(2,334)	(1,581)	4,349	—	434
Equity income from subsidiaries	2,768	4,349	—	(7,117)	—

Net income	$434	$2,768	$4,349	$(7,117)	$434

ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended July 2, 2005
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Consolidated
Net cash used in operating activities	$(15,331)	$(10,986)	$(9,364)	$(35,681)

Investing Activities
Additions to property, plant and equipment	(14,425)	(411)	(659)	(15,495)

Net cash used in investing activities	(14,425)	(411)	(659)	(15,495)

Financing Activities
Net increase in revolving line of credit	33,000	—	11,815	44,815
Dividends	(33,713)	—	—	(33,713)
Settlement of promissory notes	(11,607)	—	—	(11,607)
Intercompany transactions	1,234	4,814	(6,048)	—

Net cash provided by (used in) financing activities	(11,086)	4,814	5,767	(505)

Net decrease in cash	(40,842)	(6,583)	(4,256)	(51,681)
Effect of exchange rate changes on cash	—	—	(239)	(239)

Cash at beginning of period	43,693	6,883	7,478	58,054

Cash at end of period	$2,851	$300	$2,983	$6,134

ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
January 1, 2005
(In thousands)

		Guarantor	Non-Guarantor	Reclassification/
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$43,693	$6,883	$7,478	$—	$58,054
Accounts receivable, net	88,930	18,167	18,569	—	125,666
Intercompany receivables	—	(1,554)	8,582	(7,028)	—
Receivable from parent	3,490	—	—	—	3,490
Inventories	65,854	19,435	29,498	—	114,787
Income taxes receivable	10,347	—	—	(1,487)	8,860
Deferred income taxes	—	16,471	3,393	(1,611)	18,253
Other current assets	10,844	1,302	792	—	12,938

Total current assets	223,158	60,704	68,312	(10,126)	342,048

Property, plant and equipment, net	100,184	5,033	33,480	—	138,697
Goodwill	198,270	36,526	—	—	234,796
Other intangible assets, net	99,038	12,510	1,496	—	113,044
Investment in subsidiaries	99,321	59,996	—	(159,317)	—
Other assets	19,460	—	174	—	19,634

Total assets	$739,431	$174,769	$103,462	$(169,443)	$848,219

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$41,446	$13,753	$19,940	$—	$75,139
Intercompany payables	7,028	—	—	(7,028)	—
Accrued liabilities	39,569	7,146	7,664	—	54,379
Notes payable	11,607	—	—	—	11,607
Current portion of long term debt	875	—	—	—	875
Deferred income taxes	1,611	—	—	(1,611)	—
Income taxes payable	—	855	632	(1,487)	—

Total current liabilities	102,136	21,754	28,236	(10,126)	142,000

Deferred income taxes	50,264	5,711	6,745	—	62,720
Other liabilities	19,150	16,423	8,485	—	44,058
Long-term debt	339,125	—	—	—	339,125
Stockholder’s equity	228,756	130,881	59,996	(159,317)	260,316

Total liabilities and stockholder’s equity	$739,431	$174,769	$103,462	$(169,443)	$848,219

ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended July 3, 2004
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor	Reclassification/
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated
Net sales	$212,763	$48,610	$60,033	$(19,804)	$301,602
Cost of sales	148,425	41,316	48,340	(19,804)	218,277

Gross profit	64,338	7,294	11,693	—	83,325
Selling, general and administrative expense	36,462	5,803	5,775	—	48,040

Income from operations	27,876	1,491	5,918	—	35,285
Interest expense, net	6,151	7	96	—	6,254
Foreign currency loss	—	—	609	—	609

Income before income taxes	21,725	1,484	5,213	—	28,422
Income taxes	9,015	264	2,424	—	11,703

Income before equity income from subsidiaries	12,710	1,220	2,789	—	16,719
Equity income from subsidiaries	4,009	2,789	—	(6,798)	—

Net income	$16,719	$4,009	$2,789	$(6,798)	$16,719

ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended July 3, 2004
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor	Reclassification/
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated
Net sales	$353,194	$88,380	$98,836	$(34,487)	$505,923
Cost of sales	250,494	75,710	80,526	(34,487)	372,243

Gross profit	102,700	12,670	18,310	—	133,680
Selling, general and administrative expense	70,752	11,392	11,290	—	93,434
Transaction costs — bonuses	14,498	—	—	—	14,498

Income from operations	17,450	1,278	7,020	—	25,748
Interest expense, net	12,128	7	131	—	12,266
Foreign currency loss	—	—	615	—	615

Income before income taxes	5,322	1,271	6,274	—	12,867
Income taxes	2,207	167	2,873	—	5,247

Income before equity income from subsidiaries	3,115	1,104	3,401	—	7,620
Equity income from subsidiaries	4,505	3,401	—	(7,906)	—

Net income	$7,620	$4,505	$3,401	$(7,906)	$7,620

ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended July 3, 2004
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor	Reclassification/
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated
Net cash used in operating activities	$(19,910)	$(5,335)	$(5,816)	$1,099	$(29,962)

Investing Activities
Additions to property, plant and equipment	(11,063)	(721)	(412)	—	(12,196)

Net cash used in investing activities	(11,063)	(721)	(412)	—	(12,196)

Financing Activities
Net increase in revolving line of credit	14,000	—	12,159	—	26,159
Equity contribution from Holdings	14,498	—	—	—	14,498
Financing costs	(67)	—	(101)	—	(168)
Intercompany transactions	1,554	4,104	(5,658)	—	—

Net cash provided by financing activities	29,985	4,104	6,400	—	40,489

Net increase (decrease) in cash	(988)	(1,952)	172	1,099	(1,669)
Effect of exchange rate changes on cash	—	—	42	—	42

Cash at beginning of period	2,399	2,982	—	(1,099)	4,282

Cash at end of period	$1,411	$1,030	$214	$—	$2,655

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     AMH was incorporated in Delaware on February 19, 2004. AMH has no material assets or operations other than its 100% ownership of Holdings, its direct subsidiary, which in turn has no material assets or operations other than its 100% ownership of AMI. As part of a restructuring agreement dated as of March 4, 2004, stockholders and option holders of Holdings became stockholders and option holders of AMH and are no longer stockholders and option holders of Holdings.
     AMH is a wholly owned subsidiary of AMH II which is controlled by affiliates of Investcorp and Harvest Partners. AMH and AMH II were incorporated in connection with the recapitalization transactions described in Note 2 of the consolidated financial statements. AMH and AMH II do not have material assets or operations other than a direct or indirect ownership of the common stock of AMI.
     The Company is a leading, vertically integrated manufacturer and North American distributor of exterior residential building products. The Company’s core products are vinyl windows, vinyl siding, aluminum trim coil, aluminum and steel siding and accessories, and vinyl fencing, decking and railing. Vinyl windows and vinyl siding together comprise approximately 60% of the Company’s total net sales. These products are marketed under the Alside®, Revere® and Gentek® brand names and sold on a wholesale basis to more than 50,000 professional contractors engaged in home remodeling and new home construction principally through the Company’s North American network of 127 supply centers. Approximately 60% of the Company’s products are sold to contractors engaged in the home repair and remodeling market with 40% sold to the new construction market. This represents a slight shift during the first half of 2005 from the Company’s historical mix of approximately two-thirds of its sales to the higher margin home repair and remodeling market and one-third of its sales to the lower margin new construction market. The supply centers provide “one-stop shopping” to the Company’s contractor customers, carrying products, accessories and tools necessary to complete a vinyl window or siding project. In addition, the supply centers provide high quality product literature, product samples and installation training to these customers.
     Because its exterior residential building products are consumer durable goods, the Company’s sales are impacted by the availability of consumer credit, consumer interest rates, employment trends, changes in levels of consumer confidence, national and regional trends in new housing starts and general economic conditions. The Company’s sales are also affected by changes in consumer preferences with respect to types of building products. The Company believes it can sustain moderate short-term interest rate and mortgage rate increases without a significant negative impact on its net sales. Overall, the Company believes the fundamentals for the building products industry remain strong as the population continues to age, homes continue to get older, household formation continues to be strong and vinyl remains the optimal material for exterior cladding and window solutions, all of which bodes well for the demand for the Company’s remodeling products in the future. Despite mortgage interest rates increasing during the first quarter of 2005, that trend began to reverse in the second quarter of 2005. Consumer confidence levels decreased in April and May of 2005, but increased in June of 2005. Additionally, single family housing starts and existing home sales during the second quarter of 2005 were relatively consistent with the rates from the first quarter of 2005.
     Due to the high price of oil and natural gas and strong overall consumption of raw materials, the Company, along with the entire building products industry, has experienced significant inflation in key raw material commodity costs — particularly for vinyl resin, aluminum and steel, as well as in other raw materials such as microingredients used in the Company’s vinyl siding products — during the first half of 2005. Vinyl resin and aluminum costs per pound in the second quarter of 2005 were approximately 25% higher than in the comparable period of the previous year. To offset these increases, the Company announced price increases on certain of its product offerings in 2004 as well as the first quarter of 2005; however, the impact of the commodity cost increases has exceeded the benefits of the selling price increases. The Company estimates that increases in raw material costs, net of price increases, resulted in a decrease in gross profit of approximately $7.0 million and $8.9 million for the quarter and six months ended July 2, 2005, respectively. The Company has been unable to fully recover the higher commodity costs through price increases as the Company believes its competitors in the industry have attempted to maintain market share with more competitive pricing.
     The Company has no plans to further raise prices in 2005 to help offset high commodity costs because the Company believes commodity costs for vinyl resin and aluminum will decrease from the current pricing by 5–10% beginning in the third quarter of 2005. This expectation is based on actual commodity cost reductions being realized during the first part of the third quarter of 2005 as well as other indications from the marketplace. This is the inverse of the relationship in 2004 when commodity costs in the second half of the year were significantly higher than the first half. Considering this expected decrease in commodity costs and the Company’s expectation that sales prices will be maintained at the current levels, the Company estimates that the negative gross profit impact of commodity cost increases as compared to the prior year will be between $3 million and $4 million for the second half of 2005. The Company’s ability to maintain gross profit levels on its products during periods of rising raw material costs depends on the Company’s ability to obtain selling price increases. The results of operations for individual quarters can and have been negatively impacted by a delay between the timing of raw material cost increases and price increases on the Company’s products. Further, the actual commodity cost decreases, if any, that will be realized beginning in the third quarter of 2005 could vary from the Company’s expectations as these costs are impacted by external factors beyond the Company’s control.
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
     The Company seeks to distinguish itself from other suppliers of residential building products and to sustain its profitability through a business strategy focused on increasing sales at existing supply centers, expanding its supply center network, increasing sales through independent specialty distributor customers, realizing synergies from the Gentek acquisition, developing innovative new products, and driving operational excellence by reducing costs and increasing customer service levels. The Company has recognized $2.9 million of synergies related to the Gentek acquisition during the first half of 2005, and the Company expects to recognize an additional $2.6 million for the second half of 2005. Further, the Company has implemented salaried headcount reductions beginning in the third quarter of 2005 that the Company expects will result in approximately $4 million of annualized cost savings beginning in 2006. The Company expects to realize cost savings of approximately $0.5 million, net of related severance costs, in the second half of 2005 as a result of these headcount reductions.
Results of Operations
     The following table sets forth for the periods indicated the results of the Company’s operations (in thousands):

	Quarter	Quarter	Six Months	Six Months
	Ended	Ended	Ended	Ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004
Net sales	$315,364	$301,602	$533,933	$505,923

Cost of sales	243,162	218,277	412,699	372,243

Gross profit	72,202	83,325	121,234	133,680

Selling, general and administrative expense	50,829	48,040	101,580	93,434

Transaction costs — bonuses	—	—	—	14,498

Facility closure costs	862	—	3,415	—

Income from operations	20,511	35,285	16,239	25,748

Interest expense, net	16,301	13,770	31,597	22,206
Foreign currency loss	292	609	289	615

Income (loss) before income taxes	3,918	20,906	(15,647)	2,927
Income taxes (benefit)	1,196	9,162	(6,287)	1,886

Net income (loss)	$2,722	$11,744	$(9,360)	$1,041

	Quarter	Quarter	Six Months	Six Months
	Ended	Ended	Ended	Ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004
Other Data:
EBITDA (a)	$25,340	$39,813	$26,027	$35,376
Adjusted EBITDA (a)	27,494	40,422	32,050	50,489

(a)	EBITDA is calculated as net income plus interest, taxes, depreciation and amortization. Adjusted EBITDA excludes certain items. The Company considers adjusted EBITDA to be an important indicator of its operational strength and performance of its business. The Company has included adjusted EBITDA because it is a key financial measure used by management to (i) assess the Company’s ability to service its debt and / or incur debt and meet the Company’s capital expenditure requirements; (ii) internally measure the Company’s operating performance; and (iii) determine the Company’s incentive compensation programs. In addition AMI’s credit facility has certain covenants that use ratios utilizing this measure of adjusted EBITDA. The definition of EBITDA under the indentures governing the notes also excludes certain items. Adjusted EBITDA has not been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Adjusted EBITDA as presented by the Company may not be comparable to similarly titled measures reported by other companies. Adjusted EBITDA is not a measure determined in accordance with GAAP and should not be considered as an alternative to, or more meaningful than, net income (as determined in accordance with GAAP) as a measure of the Company’s operating results or cash flows from operations (as determined in accordance with GAAP) as a measure of the Company’s liquidity. The reconciliation of the Company’s net income (loss) to EBITDA and adjusted EBITDA is as follows (in thousands):

	Quarter Ended	Quarter Ended	Six Months Ended	Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Net income (loss)	$2,722	$11,744	$(9,360)	$1,041
Interest expense, net	16,301	13,770	31,597	22,206
Income taxes (benefit)	1,196	9,162	(6,287)	1,886
Depreciation and amortization	5,121	5,137	10,077	10,243

EBITDA	25,340	39,813	26,027	35,376
Foreign currency loss	292	609	289	615
Transaction costs — bonuses (b)	—	—	—	14,498
Amortization of management fee (c)	1,000	—	2,000	—
Stock compensation expense	—	—	319	—
Facility closure costs (d)	862	—	3,415	—

Adjusted EBITDA	$27,494	$40,422	$32,050	$50,489

(b)	Represents management and director bonuses paid in connection with the March 2004 dividend recapitalization.

(c)	Represents amortization of a prepaid management fee paid to Investcorp in connection with the December 2004 recapitalization transaction.

(d)	Represents one-time costs associated with the closure of the Freeport, Texas manufacturing facility consisting primarily of equipment relocation expenses. Total pre-tax expenses related to the Freeport closing are expected to be $8.7 million, which includes a $4.5 million pre-tax charge recorded in the fourth quarter of 2004.
Quarter Ended July 2, 2005 Compared to Quarter Ended July 3, 2004
     Net sales increased 4.6%, or $13.8 million, during the second quarter of 2005 compared to the same period in 2004 driven primarily by price increases implemented during the first quarter of 2005 and during 2004 as well as increased sales volumes for windows and vinyl siding. While the Company experienced unit volume percentage increases during the second quarter of 2005 in the high single digits for windows and the low single digits for vinyl siding, the growth rates for both product categories were at lower rates than in the comparable period of 2004. The Company’s U.S. unit volume percentage increase for vinyl siding of approximately 2% compares favorably to a reported industry unit decline of 1% during the second quarter of 2005, resulting in the Company gaining market share. The Company expects a similar trend to continue in the second half of 2005. However, the Company continues to experience overall sales weakness in certain key markets, particularly the Midwest and Central regions of the U.S., which it believes is due in part to weakness in the home repair and remodeling market.
     Gross profit in the second quarter of 2005 was $72.2 million, or 22.9% of net sales, compared to gross profit of $83.3 million, or 27.6% of net sales, in the second quarter of 2004. The decrease in gross profit margin percentage was primarily due to significantly increased costs of the Company’s key raw materials — vinyl resin, aluminum and steel — which were partially offset by the impact of price increases. The Company estimates that commodity cost increases, net of price increases, negatively impacted gross profit for the second quarter of 2005 by approximately $7.0 million. Substantially higher freight costs, due primarily to fuel cost increases, and manufacturing inefficiencies which were incurred relating to the consolidation of the Freeport, Texas vinyl siding facility into the Ennis, Texas facility also had a negative impact on gross profit of approximately $2.3 million and $1.5 million, respectively, for the second quarter of 2005.

     Selling, general and administrative expense increased to $50.8 million, or 16.1% of net sales, for the second quarter of 2005 versus $48.0 million, or 15.9% of net sales, for the same period in 2004. The increase in selling, general and administrative expense was due primarily to increased expenses in the Company’s supply center network, including increased payroll costs and building and truck lease expenses, as well as expenses relating to new supply centers opened during the past twelve months. Selling, general and administrative expense for the second quarter of 2005 also includes $1.0 million of amortization of prepaid management fees paid to Investcorp in December 2004. During the second quarter of 2005, the Company incurred additional facility closure costs of approximately $0.9 million relating to the closing of its Freeport, Texas manufacturing plant. Income from operations was $20.5 million for the second quarter of 2005 compared to $35.3 million for the same period in 2004.
     Interest expense increased $2.5 million for the second quarter of 2005 compared to the same period in 2004. The increase in interest expense is due to additional borrowings on the term loan as a result of the December 2004 recapitalization transaction, as well as additional borrowings on the revolving loan portion of the credit facility to meet the seasonal working capital needs of the Company.
     Net income decreased to $2.7 million for the quarter ended July 2, 2005 compared to $11.7 million for the quarter ended July 3, 2004. The decrease in net income is primarily a result of significant increases in commodity costs which had an impact on gross profit, as well as higher amounts in 2005 for selling, general and administrative expense, facility closure costs and interest expense.
     EBITDA for the second quarter of 2005 was $25.3 million. This compares to EBITDA of $39.8 million for the same period in 2004. Adjusted EBITDA for the second quarter of 2005 was $27.5 million compared to adjusted EBITDA of $40.4 million for the same period in 2004. Adjusted EBITDA for the quarter ended July 2, 2005 excludes one-time costs of $0.9 million associated with the closure of the Company’s Freeport, Texas manufacturing facility, $1.0 million of amortization related to prepaid management fees paid to Investcorp in connection with the December 2004 recapitalization transaction, and $0.3 million of foreign currency losses. Adjusted EBITDA for the quarter ended July 3, 2004 excludes $0.6 million of foreign currency losses.
     The plant closure costs in the second quarter of 2005 of $0.9 million related to the closing of the Freeport, Texas vinyl siding manufacturing facility, which included relocation costs for certain equipment, inventory and employees. The Company anticipates the total charge to be $8.7 million, which is $1.2 million more than previously estimated and disclosed due primarily to revised estimates for inventory relocation costs. To-date, a total of $8.0 million has been charged to expense as of July 2, 2005. The Company expects the remainder of the charge to be recorded in the third and fourth quarters of 2005.
     The Freeport plant closure was a result of the Company’s strategy to consolidate its U.S. vinyl siding manufacturing operations into its Ennis, Texas facility. While over the medium to long term, the Company believes this plant consolidation will lower its costs and improve service levels, the manufacturing inefficiencies as a result of the consolidation had a negative impact on gross profit of approximately $1.5 million for the second quarter of 2005, as discussed above. The Company believes the inefficiencies also negatively impacted the Company’s service levels resulting in a negative impact on vinyl siding sales volumes in the second quarter of 2005. The Company has developed a comprehensive best practices project list for the Ennis facility intended to improve service levels and lower manufacturing costs. As a result, the Company believes that the Ennis facility’s cost structure will be comparable to the prior year by the fourth quarter of 2005. The Company anticipates realizing the benefits of the plant consolidation through lower costs and improved service levels beginning in 2006.
Six Months Ended July 2, 2005 Compared to Six Months Ended July 3, 2004
     Net sales increased by 5.5%, or $28.0 million, for the six months ended July 2, 2005 compared to the same period in 2004 driven primarily by price increases along with increased sales volumes for windows and vinyl siding. The Company’s U.S. unit volume percentage increase for vinyl siding of approximately 1% compares favorably to a reported industry unit decline of 5% during the first six months of 2005. Gross profit for the six months ended July 2, 2005 was $121.2 million, or 22.7% of net sales, compared to gross profit of $133.7 million, or 26.4% of net sales, for the same period in 2004. The decrease in gross profit margin percentage was primarily due to significantly increased costs of the Company’s key raw materials, partially offset by the impact of price increases, as well as increased freight costs. Selling, general and administrative expense increased to $101.6 million, or 19.0% of net sales, for the six months ended July 2, 2005 versus $93.4 million, or 18.5% of net sales, for the same period in 2004, due primarily to increased expenses in the Company’s supply center network. Selling, general and administrative expense for the six months ended July 2, 2005 also includes $2.0 million of amortization of prepaid management fees paid to Investcorp in December 2004 and non-cash stock compensation expense of $0.3 million. During the six months ended July 2, 2005, the Company incurred facility closure costs of approximately $3.4 million relating to the closing of its Freeport, Texas manufacturing plant. During the six months ended July 3, 2004, the Company paid $14.5 million of bonuses to certain members of senior management and a director in conjunction with the March 2004 dividend recapitalization. Income from operations was $16.2 million for the six months ended July 2, 2005 compared to $25.7 million for the same period in 2004.
     Interest expense increased $9.4 million for the six months ended July 2, 2005 compared to the same period in 2004. The increase in interest expense is due to a full six months of debt accretion on the 11 1/4% notes in 2005, additional borrowings on the term loan as a result of the December 2004 recapitalization transaction and additional borrowings on the revolving loan portion of the credit facility to meet the seasonal working capital needs of the Company.
     Net loss for the six months ended July 2, 2005 was $9.4 million compared to net income of $1.0 million for the six months ended July 3, 2004. The decrease in net income is primarily a result of significant increases in commodity costs which had an impact on gross profit, as well as higher amounts in 2005 for selling, general and administrative expense, facility closure costs and interest expense, partially offset by the $14.5 million bonus paid in 2004.
     EBITDA was $26.0 million for the six months ended July 2, 2005 compared to EBITDA of $35.4 million for the same period in 2004. For the six months ended July 2, 2005, adjusted EBITDA was $32.1 million compared to adjusted EBITDA of $50.5 million for the same period in 2004. Adjusted EBITDA for the six months ended July 2, 2005 excludes one-time costs of $3.4 million associated with the closure of the Company’s Freeport, Texas manufacturing facility, $2.0 million of amortization related to prepaid management fees paid to Investcorp in connection with the December 2004 recapitalization transaction, $0.3 million of foreign currency losses, and $0.3 million of non-cash stock compensation expense. Adjusted EBITDA for the six months ended July 3, 2004 excludes a bonus paid to certain members of Company management and a director totaling approximately $14.5 million associated with the completion of the March 2004 dividend recapitalization and $0.6 million of foreign currency losses.
Liquidity and Capital Resources
     The following sets forth a summary of the Company’s cash flows for the six months ended July 2, 2005 and July 3, 2004 (in thousands):

	Six Months	Six Months
	Ended	Ended
	July 2,	July 3,
	2005	2004
Cash used in operating activities	$(35,263)	$(29,768)
Cash used in investing activities	(15,495)	(12,196)
Cash provided by (used in) financing activities	(923)	40,329
Cash Flows
     At July 2, 2005, the Company had cash and cash equivalents of $6.1 million and available borrowing capacity of approximately $27.0 million under the revolving portion of its credit facility. Outstanding letters of credit as of July 2, 2005 totaled $8.1 million securing various insurance letters of credit.
Cash Flows from Operating Activities
     Net cash used in operations was $35.3 million and $29.8 million for the six months ended July 2, 2005 and July 3, 2004, respectively. The cash used in operations for both periods reflects the operating results for the period and the seasonal increase of accounts receivable and inventory levels. The increase in inventory dollars in 2005 has also been a result of the higher commodity costs for the Company’s key raw materials. Net cash used in operating activities for the six months ended July 2, 2005 also reflects $10.1 million of income tax refunds received in 2005 related to the December 2004 recapitalization transaction. Due to these refunds, the Company expects cash paid for income taxes for the year ending December 31, 2005 will be between $2 million and $4 million.
Cash Flows from Investing Activities
     Capital expenditures totaled $15.5 million and $12.2 million for the six months ended July 2, 2005 and July 3, 2004, respectively, of which $6.4 million and $6.9 million were incurred in the second quarters of 2005 and 2004, respectively. Capital expenditures in 2005 were primarily to increase capacity at the Company’s Ennis, Texas siding facility and to purchase land and equipment for the new window plant to be leased in Yuma, Arizona, which is expected to begin window production in the third quarter of 2005. The plant is being built to meet growing product demand in the Company’s Western markets and to alleviate capacity constraints at the Company’s Bothell, Washington window plant. Capital expenditures in 2004 were primarily to increase extrusion capacity at the Company’s West Salem, Ohio manufacturing location and to increase capacity at two of the Company’s window manufacturing facilities. The Company’s estimate for total capital expenditures for 2005 was reduced to approximately $21 million from $27 million as certain capacity and cost reduction projects have been deferred to future years or cancelled.
Cash Flows from Financing Activities
     Cash flows from financing activities for the six months ended July 2, 2005 primarily include borrowings on the revolving loan portion of AMI’s credit facility of $44.8 million offset by dividend payments of $33.7 million and payments on promissory notes of $11.6 million. Cash flows from financing activities for the six months ended July 3, 2004 include proceeds from the issuance of the 11 1/4% notes of $258.3 million, borrowings on the revolving loan portion of AMI’s credit facility of $26.2 million, proceeds from the exercise of stock options of $1.8 million, redemption of the Company’s then outstanding preferred stock of $177.8 million, common stock dividends of $57.7 million and financing costs of $10.3 million, consisting primarily of banking and legal fees paid in connection with the issuance of AMH’s 11 1/4% senior discount notes. The increase in borrowings on the revolver for the six months ended July 2, 2005 of $18.7 million as compared to the same period in the prior year is primarily due to lower income from operations as well as increased inventory dollars resulting from higher raw material costs.
Description of the Company’s Outstanding Indebtedness
     AMI’s 9 3/4% notes pay interest semi-annually in April and October. AMI’s credit facility as of July 2, 2005 includes $175 million of outstanding term loans due through 2010 that bear interest at the London Interbank Offered Rate (“LIBOR”) plus 2.25% payable quarterly at the end of each calendar quarter, and up to $80 million of available borrowings provided by the revolving loans (including a Canadian subfacility of $20 million), which expire in 2009 and bear interest at LIBOR plus a margin of 2.50%, which can increase to as much as 3.00% or decline to as low as 2.25% based on AMI’s leverage ratio, as defined in the credit facility. Outstanding borrowings on the revolving loan portion of AMI’s credit facility totaled $44.8 million at July 2, 2005. The Company anticipates repaying all outstanding borrowings on the revolving loan portion of AMI’s credit facility and a portion of the term loan portion of the credit facility during the second half of 2005.
     The credit facility and the indenture governing the 9 3/4% notes contain restrictive covenants that, among other things, limit AMI’s ability to incur additional indebtedness, make loans or advances to subsidiaries and other entities, invest in capital expenditures, sell its assets or declare dividends. In addition, under the credit facility AMI is required to achieve certain financial ratios relating to leverage, coverage of fixed charges and coverage of interest expense. AMI was in compliance with its covenants as of July 2, 2005 and expects to be in compliance with its covenants as of the end of the third and fourth quarters of 2005. Under the term loan facility AMI is required to make minimum quarterly principal amortization payments of 1% per year due beginning September 30, 2005. Also, on an annual basis beginning with the year ended December 31, 2005, AMI is required to make principal payments based on a percentage of excess cash flows as defined in the amended and restated credit facility. AMI records as a current liability term loan principal payments that are estimable to be due within twelve months, which includes excess cash flow principal repayments when the likelihood of those payments becomes probable. The Company may need to refinance all or a portion of its indebtedness on or before their respective maturity dates. There can be no assurance that the Company will be able to refinance any of its indebtedness on commercially reasonable terms or at all.
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
     In December 2004, AMH II completed an offering of 13 5/8% senior notes, which mature on December 1, 2014. The accreted value of the 13 5/8% notes as of July 2, 2005 was $76.4 million. Because AMH II is a holding company with no operations, it must receive distributions, payments or loans from subsidiaries to satisfy obligations on the 13 5/8% notes. The Company does not guarantee the 13 5/8% notes and has no obligation to make any payments with respect thereto. The terms of the indenture governing AMI’s 9 3/4% notes and credit facility significantly restrict AMI and its subsidiaries from paying dividends and otherwise transferring assets to AMH and the indenture governing AMH’s 11 1/4% notes further restricts AMH from making restricted payments. Early in the third quarter of 2005, AMI and its direct and indirect parent companies declared a dividend of approximately $4.6 million to AMH II. The dividend was used to fund AMH II’s scheduled interest payment on its 13 5/8% senior notes. AMH expects that it will be able to make sufficient distributions, payments or loans to its parent company to allow it to make required payments on its debt for the foreseeable future. Total AMH II debt, including that of its consolidated subsidiaries, was approximately $759.9 million as of July 2, 2005.
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
Effects of Inflation
     The Company’s principal raw materials — vinyl resin, aluminum, and steel — have historically been subject to significant price changes. Raw material pricing on the Company’s key commodities continued to increase for the quarter ended July 2, 2005. The Company estimates that increases in raw material costs, net of price increases, resulted in a decrease in gross profit of approximately $7.0 million for the quarter ended July 2, 2005. The Company announced price increases on certain of its products in the first quarter of 2005 and throughout 2004, which partially offset the raw material inflation. There can be no assurances that the Company will be able to achieve any future price increases. In addition, there may be a delay from quarter to quarter between the timing of raw material cost increases and price increases on the Company’s products. At July 2, 2005, the Company had no raw material hedge contracts in place.
Certain Forward-Looking Statements
     All statements other than statements of historical facts included in this report regarding the prospects of the industry and the Company’s prospects, plans, financial position and business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “predict,” “potential” or “continue” or the negatives of these terms or variations of them or similar terminology. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it does not assure that these expectations will prove to be correct. Such statements reflect the current views of the Company’s management with respect to its operations, results of operations and future financial performance. The following factors are among those that may cause actual results to differ materially from the forward-looking statements:
•	the Company’s operations and results of operations;

•	changes in home building industry, economic conditions, interest rates, foreign currency exchange rates and other conditions;

•	changes in availability of consumer credit, employment trends, levels of consumer confidence and consumer preferences;

•	changes in raw material costs and availability;

•	market acceptance of price increases;

•	changes in national and regional trends in new housing starts and home remodeling;

•	changes in weather conditions;

•	the Company’s ability to comply with certain financial covenants in the loan documents governing its indebtedness;

•	increases in competition from other manufacturers of vinyl and metal exterior residential building products as well as alternative building products;

•	shifts in market demand;

•	increases in the Company’s indebtedness;

•	increases in costs of environmental compliance;

•	increases in capital expenditure requirements;

•	potential conflict between existing Alside and Gentek distribution channels;

•	the achievement of anticipated synergies and operational efficiencies from the Gentek acquisition; and

•	the other factors discussed under the heading “Risk Factors” in the Company’s annual report on Form 10-K for the year ended January 1, 2005 and elsewhere in this report.
     All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements included in this report. These forward-looking statements speak only as of the date of this report. The Company does not intend to update or revise these forward-looking statements, whether as a result of new information, future events or otherwise, unless the securities laws require it to do so.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
     AMI has outstanding borrowings under the term loan and revolving loan portions of its credit facility and may borrow under the revolving credit facility from time to time for general corporate purposes, including working capital and capital expenditures. Interest under the credit facility is based on LIBOR. At July 2, 2005, AMI had borrowings of $175.0 million under the term loan and $44.8 million under the revolver. The effect of a 1/8% increase or decrease in interest rates would increase or decrease total interest expense for the quarter ended July 2, 2005 by approximately $0.1 million.
     AMH has $298.7 million of senior discount notes due 2014 that bear an interest rate of 11 1/4%. Interest accrues at a rate of 11 1/4% on the notes in the form of an increase in the accreted value of the notes prior to March 1, 2009. Thereafter, cash interest of 11 1/4% on the notes accrues and is payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2009. AMI has $165.0 million of senior subordinated notes due 2012 that bear a fixed interest rate of 9 3/4%. The fair value of the Company’s 11 1/4% notes and 9 3/4% notes is sensitive to changes in interest rates. In addition, the fair value is affected by the Company’s overall credit rating, which could be impacted by changes in the Company’s future operating results.
Foreign Currency Exchange Risk
     The Company’s revenues are primarily from domestic customers and are realized in U.S. dollars. However, the Company does realize revenues from sales made through Gentek’s Canadian distribution centers in Canadian dollars. The Company’s Canadian manufacturing facilities acquire raw materials and supplies from U.S. vendors, which results in foreign currency transactional gains and losses. However, payment terms among Canadian manufacturing facilities and these vendors are short-term in nature. Accordingly, the Company believes its direct foreign currency exchange risk is not material. At July 2, 2005, the Company had no currency hedges in place.
Commodity Price Risk
     See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Effects of Inflation” for a discussion of the market risk related to the Company’s principal raw materials — vinyl resin, aluminum and steel.
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
     There have been no changes to the Company’s internal control over financial reporting during the quarter ended July 2, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 6. Exhibits
(a) Exhibits

Exhibit
Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMH HOLDINGS, INC. (Registrant)
Date: August 16, 2005	By:	/s/ Michael Caporale, Jr.
Michael Caporale, Jr.
Chairman, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ D. Keith LaVanway
D. Keith LaVanway
Vice President — Finance, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002