Form 10-Q
period 2006-07-01
AMH Holdings, Inc.
filed 2006-08-15
CIK 1289559

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2006
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
Yes ☐ No ☑
     As of August 15, 2006, the Registrant had outstanding 500,000 shares of voting convertible preferred stock, 1,614,019 shares of non-voting convertible preferred stock and 500,000 shares of voting class B common stock and 1,227,502 shares of non-voting class B common stock.

AMH HOLDINGS, INC.
REPORT FOR THE QUARTER ENDED JULY 1, 2006

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AMH HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
	July 1,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$14,404	$12,300
Accounts receivable, net	187,092	147,664
Receivable from parent	1,241	1,241
Inventories	161,637	133,524
Deferred income taxes	26,629	26,629
Other current assets	10,987	10,220

Total current assets	401,990	331,578

Property, plant and equipment, net	140,144	143,588
Goodwill	230,664	230,691
Other intangible assets, net	108,301	109,867
Other assets	22,510	25,086

Total assets	$903,609	$840,810

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$121,117	$96,933
Accrued liabilities	59,497	57,711
Income taxes payable	12,770	7,042

Total current liabilities	193,384	161,686

Deferred income taxes	40,240	47,131
Other liabilities	44,533	43,874
Long-term debt	666,973	632,478
Convertible preferred stock, $0.01 par value	150,000	150,000
Stockholder’s equity	(191,521)	(194,359)

Total liabilities and stockholder’s equity	$903,609	$840,810

See accompanying notes.

AMH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands)

	Quarter	Quarter	Six Months	Six Months
	Ended	Ended	Ended	Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Net sales	$348,329	$315,364	$607,609	$533,933
Cost of sales	261,088	243,162	461,264	412,699

Gross profit	87,241	72,202	146,345	121,234
Selling, general and administrative expense	52,453	50,829	103,467	101,580
Facility closure costs, net	(92)	862	(92)	3,415

Income from operations	34,880	20,511	42,970	16,239
Interest expense, net	17,293	16,301	33,994	31,597
Foreign currency (gain) loss	(1,123)	292	(964)	289

Income (loss) before income taxes	18,710	3,918	9,940	(15,647)
Income taxes (benefit)	9,318	1,196	4,792	(6,287)

Net income (loss)	$9,392	$2,722	$5,148	$(9,360)

See accompanying notes.

AMH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months	Six Months
	Ended	Ended
	July 1,	July 2,
	2006	2005
Operating Activities
Net income (loss)	$5,148	$(9,360)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	10,756	10,077
Amortization of debt discount and deferred financing costs	19,712	17,854
Amortization of management fee	250	2,000
Stock compensation expense	27	319
Deferred taxes	(7,029)	(6,339)
Gain on sale of assets	(346)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(38,409)	(39,638)
Inventories	(26,856)	(32,370)
Income taxes	5,684	5,305
Accounts payable and accrued liabilities	24,493	20,093
Other	(350)	(3,204)

Net cash used in operating activities	(6,920)	(35,263)

Investing Activities
Additions to property, plant and equipment	(6,874)	(15,495)
Proceeds from disposal of property, plant and equipment	2,881	—

Net cash used in investing activities	(3,993)	(15,495)

Financing Activities
Net increase in revolving line of credit	16,750	44,815
Dividends	(3,833)	(33,713)
Settlement of promissory notes	—	(11,607)
Options exercised	—	(319)
Financing costs	(108)	(99)

Net cash provided by (used in) financing activities	12,809	(923)

Effect of exchange rate changes on cash	208	(239)

Net increase (decrease) in cash	2,104	(51,920)
Cash at beginning of period	12,300	58,054

Cash at end of period	$14,404	$6,134

Supplemental information:
Cash paid for interest	$14,092	$12,924

Cash paid (received) for income taxes	$6,119	$(5,248)

See accompanying notes.

AMH HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED JULY 1, 2006
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
     The unaudited financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, these interim consolidated financial statements contain all of the normal recurring accruals and adjustments considered necessary for a fair presentation of the unaudited results for the three and six month periods ended July 1, 2006 and July 2, 2005. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in its annual report on Form 10-K for the year ended December 31, 2005.
     A detailed description of the Company’s significant accounting policies and management judgments is located in the audited financial statements for the year ended December 31, 2005, included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”).
Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.
Note 2 — Inventories
     Inventories are valued at the lower of cost (first in, first out) or market. Inventories consist of the following (in thousands):

	July 1,	December 31,
	2006	2005
Raw materials	$35,263	$27,480
Work-in-process	14,388	10,709
Finished goods and purchased stock	111,986	95,335

	$161,637	$133,524

Note 3 – Goodwill and Other Intangible Assets
     Goodwill represents the purchase price in excess of the fair value of the tangible and intangible net assets acquired in a business combination. Goodwill of $230.7 million as of both July 1, 2006 and December 31, 2005 consists of $194.2 million from the April 2002 merger transaction and $36.5 million from the acquisition of Gentek Holdings, Inc. (“Gentek”). None of the Company’s goodwill is deductible for income tax purposes. The Company’s other intangible assets consist of the following (in thousands):

	Average
	Amortization	July 1, 2006			December 31, 2005
	Period		Accumulated	Net Carrying		Accumulated	Net Carrying
	(in Years)	Cost	Amortization	Value	Cost	Amortization	Value
Trademarks and trade names	15	$109,280	$7,514	$101,766	$109,280	$6,580	$102,700
Patents	10	6,550	2,742	3,808	6,550	2,416	4,134
Customer base	7	4,908	2,181	2,727	4,824	1,791	3,033

Total other intangible assets		$120,738	$12,437	$108,301	$120,654	$10,787	$109,867

     The Company has determined that trademarks and trade names totaling $81.1 million (included in the $109.3 million in the table above) consisting primarily of the Alside®, Revere® and Gentek® trade names have indefinite useful lives. Amortization expense related to other intangible assets was approximately $0.8 million for each of the quarters ended July 1, 2006 and July 2, 2005 and $1.6 million for each of the six month periods ended July 1, 2006 and July 2, 2005.
Note 4 – Long-Term Debt
     Long-term debt consists of the following (in thousands):

	July 1,	December 31,
	2006	2005
9 3/4% notes	$165,000	$165,000
11 1/4% senior discount notes	333,223	315,478
Term loan under credit facility	152,000	152,000
Revolving loans under credit facility	16,750	—

Total debt	$666,973	$632,478

     On February 1, 2006, AMI entered into an amendment to its credit facility that amended certain covenants that require AMI to achieve certain financial ratios relating to leverage, coverage of fixed charges and coverage of interest expense and increased the revolving credit facility from $80 million to $90 million in anticipation of potentially higher working capital requirements due to higher commodity costs. As a result, interest margins on each of the term loan facility and the revolving credit facility increased by 0.25%. Effective with this amendment, the term facility bears interest at London Interbank Offered Rates (“LIBOR”) plus 2.50% payable quarterly at the end of each calendar quarter and the revolving credit facility bears interest at LIBOR plus a margin of 2.50% to 3.25% based on AMI’s leverage ratio, as defined in the amended and restated credit facility.
     The credit facility and the indentures governing the 9 3/4% notes and the 11 1/4% notes contain restrictive covenants that, among other things, limit the Company’s ability to incur additional indebtedness, make loans or advances to subsidiaries and other entities, invest in capital expenditures, sell its assets or declare dividends. In addition, under the credit facility AMI is required to achieve certain financial ratios relating to leverage, coverage of fixed charges and coverage of interest expense. If AMI is not in compliance with these certain financial ratio covenant requirements, and the non-compliance is not cured or waived, the Company would be in default and the credit facility lenders could cause repayment of the credit facility to be accelerated, in which case amounts outstanding under the credit facility would become immediately due and payable. In addition, the 9 3/4% notes would become due and payable upon an acceleration of the Company’s credit facility. The Company was in compliance with its covenants as of July 1, 2006.
     In March 2004, AMH completed an offering of $446 million aggregate principal at maturity of 11 1/4% senior discount notes, which mature on March 1, 2014. The accreted value of the 11 1/4% notes as of July 1, 2006 was $333.2 million. In December 2004, AMH II completed an offering of 13 5/8% senior notes, which mature on December 1, 2014. The accreted value of the 13 5/8% notes as of July 1, 2006 was $79.2 million. Because AMH and AMH II are holding companies with no operations, they must receive distributions, payments or loans from subsidiaries to satisfy obligations on the 11 1/4% notes and the 13 5/8% notes. An acceleration of AMI’s credit facility and the 9 3/4% notes as a result of a future default would have a material adverse effect on AMI’s ability to make such distributions, payments or loans to its direct and indirect parent companies. AMI does not guarantee the 11 1/4% notes or the 13 5/8% notes and has no obligation to make any payments with respect thereto. Total AMH II debt, including that of its consolidated subsidiaries, was approximately $746.2 million as of July 1, 2006.
Note 5 – Stock Plans
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
          Options granted under the 2002 Plan were granted at fair market value on the grant date and are exercisable under varying terms for up to ten years. The options granted in 2002 through 2004, prior to the December 2004 recapitalization transaction, which were originally granted as options to purchase Holdings stock, include the following:
•	Options to purchase shares of AMH common stock at the fair market value on the date of grant, which will vest over time;

•	Options to purchase shares of AMH common stock at the fair market value on the date of grant, which will vest 100% on the eighth anniversary from the date of grant provided that the option vesting may be accelerated upon the occurrence of a liquidity event, as defined in the 2002 Plan, and the achievement of a specified internal rate of return on the funds invested by Harvest Partners and minimum aggregate proceeds for the investment by Harvest Partners (“performance-based options”) and;

•	Options to purchase shares of Holdings’ common stock and preferred stock as a unit, comprised of one share of preferred stock and a specified fraction of a share of common stock granted in exchange for a portion of the outstanding options to purchase shares of the predecessor company’s common stock, which became fully vested upon completion of the April 2002 merger transaction. These options were exercised for Holdings stock in connection with the March 2004 dividend recapitalization with shares being exchanged for AMH stock after exercise. The shares of AMH preferred stock were redeemed in connection with the March 2004 dividend recapitalization.
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
          Options granted in 2005 and 2004 under the 2004 Plan were granted at fair market value on the date of grant. Options to purchase shares of AMH II common stock will vest 100% on the eighth anniversary from the date of grant provided that the option vesting may be accelerated upon the occurrence of a liquidity event, as defined in the Plan, and the achievement of a specified internal rate of return on the funds invested by Investcorp.
          On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), (“SFAS 123 (Revised)”), Share-Based Payment, which requires the Company to measure all employee stock-based compensation awards using a fair value method and record the related expense in the financial statements. SFAS No. 123 (Revised) requires companies that used the minimum value method for pro forma disclosure purposes in accordance with SFAS No. 123 to adopt the new standard prospectively. As a result, the Company will continue to account for stock options granted prior to January 1, 2006 using the APB Opinion No. 25 intrinsic value method, unless such options are subsequently modified, repurchased or cancelled after January 1, 2006. For stock options granted after January 1, 2006, the Company recognizes compensation expense over the requisite service period, in accordance with SFAS No. 123 (Revised).
          The adoption of SFAS 123 (Revised) reduced income before taxes for the three and six months ended July 1, 2006 by less than $0.1 million. These expenses are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. The implementation of SFAS No. 123 (Revised) did not have any impact on cash flows during the first six months of 2006.
          Transactions during the six months ended July 1, 2006 under these plans are summarized below:

		Weighted	Remaining
		Average	Contractual
	Shares	Exercise Price	Term (years)
Options outstanding December 31, 2005	728,853	$41.33
Granted under 2004 Plan	25,117	5.00
Exercised	—	—
Expired or canceled	(241,308)	53.20

Options outstanding July 1, 2006	512,662	$33.96	7.3

Options exercisable July 1, 2006	223,424	$6.65	5.9

          The total fair value of options vested was approximately $0.1 million for each of the six month periods ended July 1, 2006 and July 2, 2005.
          The weighted average fair value at date of grant for options granted during the six month periods ended July 1, 2006 and July 2, 2005 was $1.07 and $19.43, respectively. The fair value of the options was estimated at the date of the grant using the Black-Scholes method with the following assumptions for 2006: dividend yield of 0.0%, a weighted-average risk free interest rate of 4.71%, an expected life of the option of 8 years, and expected volatility of 43.3%. The fair value of the options was estimated at the date of the grant using the minimum value method with the following assumptions for 2005: dividend yield of 0.0%, a weighted-average risk free interest rate of 4.00% and an expected life of the option of 8 years. The expected lives of the awards are based on historical exercise patterns and the terms of the options. The risk-free interest rate is based on zero coupon treasury bond rates corresponding to the expected life of the awards. Due to the fact that the Company’s shares are not publicly traded, the expected volatility assumption was derived by referring to changes in the common stock prices of several peer companies (with respect to industry, size and leverage) over the same timeframe as the expected life of the awards. The expected dividend yield of common stock is based on the Company’s historical and expected future dividend policy.
          As of July 1, 2006, there was no remaining unrecognized compensation cost related to outstanding options.

Note 6 – Comprehensive Income
          Comprehensive income (loss) differs from net income due to foreign currency translation adjustments as follows (in thousands):

	Quarter	Quarter	Six Months	Six Months
	Ended	Ended	Ended	Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Net income (loss) as reported	$9,392	$2,722	$5,148	$(9,360)
Foreign currency translation adjustments	1,691	(1,199)	1,493	(2,006)

Comprehensive income (loss)	$11,083	$1,523	$6,641	$(11,366)

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

	Quarter		Quarter
	Ended		Ended
	July 1,		July 2,
	2006		2005
	Domestic	Foreign	Domestic	Foreign
	Plans	Plans	Plans	Plans
Net periodic pension cost
Service cost	$127	$512	$124	$328
Interest cost	688	613	670	498
Expected return on assets	(732)	(677)	(759)	(528)
Amortization of prior service costs	—	7	—	—
Amortization of unrecognized net loss	228	10	142	1

Net periodic pension cost	$311	$465	$177	$299

	Six Months		Six Months
	Ended		Ended
	July 1,		July 2,
	2006		2005
	Domestic	Foreign	Domestic	Foreign
	Plans	Plans	Plans	Plans
Net periodic pension cost
Service cost	$255	$1,005	$247	$659
Interest cost	1,375	1,204	1,340	1,002
Expected return on assets	(1,464)	(1,330)	(1,517)	(1,061)
Amortization of prior service costs	—	14	—	—
Amortization of unrecognized net loss	456	20	285	1

Net periodic pension cost	$622	$913	$355	$601

Note 8 – Business Segments
          The following table sets forth for the periods presented a summary of net sales by principal product offering (in thousands):

	Quarter	Quarter	Six Months	Six Months
	Ended	Ended	Ended	Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Vinyl windows	$112,433	$97,507	$193,590	$165,734
Vinyl siding products	94,533	89,478	166,748	151,547
Metal products	62,450	54,778	109,932	95,714
Third party manufactured products	54,231	49,232	91,886	81,005
Other products and services	24,682	24,369	45,453	39,933

	$348,329	$315,364	$607,609	$533,933

Note 9 – Product Warranty Costs and Service Returns
          Consistent with industry practice, the Company provides to homeowners limited warranties on certain products, primarily related to window and siding product categories. Warranties are of varying lengths of time from the date of purchase up to and including lifetime. Warranties cover product failures such as stress cracks and seal failures for windows and fading and peeling for siding products, as well as manufacturing defects. The Company has various options for remedying product warranty claims including repair, refinishing or replacement and directly incurs the cost of these remedies. Warranties also become reduced under certain conditions of time and change in ownership. Certain metal coating suppliers provide warranties on materials sold to the Company that mitigate the costs incurred by the Company. Reserves for future warranty costs are provided based on management’s estimates of such future costs using historical trends of claims experience, sales history of products to which such costs relate, and other factors. An independent actuary assists the Company in determining reserve amounts related to significant product failures.
          A reconciliation of warranty reserve activity is as follows for the six months ended July 1, 2006 and July 2, 2005 (in thousands):

	Six Months	Six Months
	Ended	Ended
	July 1, 2006	July 2, 2005
Balance at the beginning of the period	$21,740	$21,579
Provision for warranties issued	4,692	3,536
Claims paid	(3,876)	(3,605)

Balance at the end of the period	$22,556	$21,510

Note 10 – Subsidiary Guarantors
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
ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
July 1, 2006
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor	Reclassification/
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$5,878	$1,069	$7,457	$—	$14,404
Accounts receivable, net	120,975	30,179	35,938	—	187,092
Intercompany receivables	—	31,248	18,761	(50,009)	—
Receivable from parent	3,908	—	—	—	3,908
Inventories	102,218	21,397	38,022	—	161,637
Income taxes receivable	—	3,308	—	(3,308)	—
Deferred income taxes	17,560	9,069	—	—	26,629
Other current assets	8,185	1,210	1,592	—	10,987

Total current assets	258,724	97,480	101,770	(53,317)	404,657
Property, plant and equipment, net	102,348	3,677	34,119	—	140,144
Goodwill	194,174	36,490	—	—	230,664
Other intangible assets, net	95,686	11,474	1,141	—	108,301
Investment in subsidiaries	147,089	48,799	—	(195,888)	—
Other assets	13,968	—	481	—	14,449

Total assets	$811,989	$197,920	$137,511	$(249,205)	$898,215

Liabilities And Stockholder’s Equity
Current liabilities:
Accounts payable	$57,789	$25,531	$37,797	$—	$121,117
Intercompany payables	39,734	—	10,275	(50,009)	—
Accrued liabilities	45,411	6,257	7,829	—	59,497
Income taxes payable	13,718	—	3,089	(3,308)	13,499

Total current liabilities	156,652	31,788	58,990	(53,317)	194,113
Deferred income taxes	62,207	1,549	3,483	—	67,239
Other liabilities	17,550	17,494	9,489	—	44,533
Long-term debt	317,000	—	16,750	—	333,750
Stockholder’s equity	258,580	147,089	48,799	(195,888)	258,580

Total liabilities and stockholder’s equity	$811,989	$197,920	$137,511	$(249,205)	$898,215

ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended July 1, 2006
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor	Reclassification/
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated
Net sales	$241,674	$68,964	$86,820	$(49,129)	$348,329
Cost of sales	178,009	64,547	67,661	(49,129)	261,088

Gross profit	63,665	4,417	19,159	—	87,241
Selling, general and administrative expense	39,789	4,988	7,676	—	52,453
Facility closure costs, net	(92)	—	—	—	(92)

Income (loss) from operations	23,968	(571)	11,483	—	34,880
Interest expense, net	7,663	—	334	—	7,997
Foreign currency (gain) loss	—	—	(1,123)	—	(1,123)

Income (loss) before income taxes	16,305	(571)	12,272	—	28,006
Income taxes (benefit)	7,825	(204)	4,111	—	11,732

Income (loss) before equity income from subsidiaries	8,480	(367)	8,161	—	16,274
Equity income from subsidiaries	7,794	8,161	—	(15,955)	—

Net income	$16,274	$7,794	$8,161	$(15,955)	$16,274

ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended July 1, 2006
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor	Reclassification/
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated
Net sales	$424,023	$126,822	$147,133	$(90,369)	$607,609
Cost of sales	315,344	119,270	117,019	(90,369)	461,264

Gross profit	108,679	7,552	30,114	—	146,345
Selling, general and administrative expense	79,353	9,855	14,259	—	103,467
Facility closure costs, net	(92)	—	—	—	(92)

Income (loss) from operations	29,418	(2,303)	15,855	—	42,970
Interest expense, net	15,157	—	566	—	15,723
Foreign currency (gain) loss	—	—	(964)	—	(964)

Income (loss) before income taxes	14,261	(2,303)	16,253	—	28,211
Income taxes (benefit)	5,988	389	5,444	—	11,821

Income (loss) before equity income from subsidiaries	8,273	(2,692)	10,809	—	16,390
Equity income from subsidiaries	8,117	10,809	—	(18,926)	—

Net income	$16,390	$8,117	$10,809	$(18,926)	$16,390

ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended July 1, 2006
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Consolidated
Net cash used in operating activities	$(5,190)	$(3,659)	$1,929	$(6,920)

Investing Activities
Additions to property, plant and equipment	(5,196)	(76)	(1,602)	(6,874)
Proceeds from disposal of property, plant and equipment	2,772	41	68	2,881

Net cash used in investing activities	(2,424)	(35)	(1,534)	(3,993)

Financing Activities
Net increase in revolving line of credit	—	—	16,750	16,750
Dividends	(3,833)	—	—	(3,833)
Financing costs	(108)	—	—	(108)
Intercompany transactions	10,423	3,717	(14,140)	—

Net cash provided by financing activities	6,482	3,717	2,610	12,809

Effect of exchange rate changes on cash	—	—	208	208

Net increase (decrease) in cash	(1,132)	23	3,213	2,104
Cash at beginning of period	7,010	1,046	4,244	12,300

Cash at end of period	$5,878	$1,069	$7,457	$14,404

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

ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended July 2, 2005
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor	Reclassification/
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated
Net sales	$222,726	$65,523	$73,219	$(46,104)	$315,364
Cost of sales	166,134	61,782	61,350	(46,104)	243,162

Gross profit	56,592	3,741	11,869	—	72,202
Selling, general and administrative expense	39,164	5,322	6,343	—	50,829
Facility closure costs, net	862	—	—	—	862

Income (loss) from operations	16,566	(1,581)	5,526	—	20,511
Interest expense, net	7,721	(2)	223	—	7,942
Foreign currency loss	—	—	292	—	292

Income (loss) before income taxes	8,845	(1,579)	5,011	—	12,277
Income taxes (benefit)	3,619	(688)	1,651	—	4,582

Income (loss) before equity income from subsidiaries	5,226	(891)	3,360	—	7,695
Equity income from subsidiaries	2,469	3,360	—	(5,829)	—

Net income	$7,695	$2,469	$3,360	$(5,829)	$7,695

ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended July 2, 2005
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor	Reclassification/
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated
Net sales	$377,440	$110,645	$119,240	$(73,392)	$533,933
Cost of sales	284,303	102,153	99,635	(73,392)	412,699

Gross profit	93,137	8,492	19,605	—	121,234
Selling, general and administrative expense	77,896	11,242	12,442	—	101,580
Facility closure costs, net	3,415	—	—	—	3,415

Income (loss) from operations	11,826	(2,750)	7,163	—	16,239
Interest expense, net	14,919	—	334	—	15,253
Foreign currency loss	—	—	289	—	289

Income (loss) before income taxes	(3,093)	(2,750)	6,540	—	697
Income taxes (benefit)	(759)	(1,169)	2,191	—	263

Income (loss) before equity income from subsidiaries	(2,334)	(1,581)	4,349	—	434
Equity income from subsidiaries	2,768	4,349	—	(7,117)	—

Net income	$434	$2,768	$4,349	$(7,117)	$434

ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended July 2, 2005
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Consolidated
Net cash used in operating activities	$(15,331)	$(10,986)	$(9,364)	$(35,681)

Investing Activities
Additions to property, plant and equipment	(14,425)	(411)	(659)	(15,495)

Net cash used in investing activities	(14,425)	(411)	(659)	(15,495)

Financing Activities
Net increase in revolving line of credit	33,000	—	11,815	44,815
Dividends	(33,713)	—	—	(33,713)
Settlement of promissory notes	(11,607)	—	—	(11,607)
Intercompany transactions	1,234	4,814	(6,048)	—

Net cash provided by (used in) financing activities	(11,086)	4,814	5,767	(505)

Effect of exchange rate changes on cash	—	—	(239)	(239)

Net decrease in cash	(40,842)	(6,583)	(4,495)	(51,920)
Cash at beginning of period	43,693	6,883	7,478	58,054

Cash at end of period	$2,851	$300	$2,983	$6,134

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
     Because its exterior residential building products are consumer durable goods, the Company’s sales are impacted by the availability of consumer credit, consumer interest rates, employment trends, changes in levels of consumer confidence, national and regional trends in new housing starts and general economic conditions. The Company’s sales are also affected by changes in consumer preferences with respect to types of building products. Overall, the Company believes the fundamentals for the building products industry remain strong as the population continues to age, homes continue to get older, household formation continues to be strong and vinyl remains the optimal material for exterior cladding and window solutions, all of which bodes well for the demand for the Company’s remodeling products in the future. In the short term, despite relatively stable consumer confidence and low levels of unemployment, there are a number of factors which indicate that the strength in the housing market may be weakening. Sales of existing single-family homes continued to decline in the second quarter of 2006 from the first quarter of 2006 and prior year levels, and the inventory of homes available for sale continued to increase. In addition, the pace of new home construction has slowed, as evidenced by declines throughout 2006 in single-family housing starts and announcements from home builders of significant decreases in orders. Lastly, mortgage interest rates are increasing; however, rates remain well below long-term historical averages. These factors increase the variability of demand for building products in the short-term.
     Due to the high price of oil and natural gas and strong overall consumption of raw materials, the Company, along with the entire building products industry, experienced significant inflation during 2004 and 2005 in key raw material commodity costs – particularly for vinyl resin, aluminum and steel, as well as in other raw materials such as microingredients used in the Company’s vinyl siding products. This includes significant increases in vinyl resin in the fourth quarter of 2005 as a result of the impact of Hurricanes Katrina and Rita, which caused a significant increase in energy costs. In addition, London Metal Exchange pricing for aluminum began to increase during the second half of 2005, reaching record levels in 2006. The Company believes that the increases in aluminum costs in the latter portion of 2005 and continuing into 2006 have been a result of speculation in the commodities markets, rather than a reflection of the fundamentals of supply and demand. To offset the inflation of raw materials, the Company announced price increases on certain of its product offerings in 2004 as well as in 2005. In addition, due to the overall higher cost of aluminum in 2006, the Company announced further price increases on its aluminum products in the first and second quarters of 2006. The Company’s ability to maintain gross margin levels on its products during periods of rising raw material costs depends on the Company’s ability to obtain selling price increases. Further, the results of operations for individual quarters can and have been negatively impacted by a delay between the timing of raw material cost increases and price increases on the Company’s products. There can be no assurance that the Company will be able to maintain the selling price increases already implemented or achieve the announced price increases.
     The Company operates with significant operating and financial leverage. Significant portions of the Company’s manufacturing, selling, general and administrative expenses are fixed costs that neither increase nor decrease proportionately with sales. In addition, a significant portion of the Company’s interest expense is fixed. There can be no assurance that the Company will be able to reduce its fixed costs in response to a decline in its net sales. As a result, a decline in the Company’s net sales could result in a higher percentage decline in its income from operations. Also, the Company’s gross margins and gross margin percentages may not be comparable to other companies as some companies include all of the costs of their distribution network in cost of sales whereas the Company includes the operating costs of its supply centers in selling, general and administrative expenses.

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
     The Company seeks to distinguish itself from other suppliers of residential building products and to sustain its profitability through a business strategy focused on increasing sales at existing supply centers, selectively expanding its supply center network, increasing sales through independent specialty distributor customers, developing innovative new products, expanding sales of third party manufactured products through its supply center network, and driving operational excellence by reducing costs and increasing customer service levels. While the Company continues to analyze new and existing markets for the selection of new supply center locations, the Company does not currently intend to open any new supply center locations in fiscal 2006.
Results of Operations
     The following table sets forth for the periods indicated the results of the Company’s operations (in thousands):

	Quarter	Quarter	Six Months	Six Months
	Ended	Ended	Ended	Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Net sales	$348,329	$315,364	$607,609	$533,933
Cost of sales	261,088	243,162	461,264	412,699

Gross profit	87,241	72,202	146,345	121,234
Selling, general and administrative expense	52,453	50,829	103,467	101,580
Facility closure costs, net	(92)	862	(92)	3,415

Income from operations	34,880	20,511	42,970	16,239
Interest expense, net	17,293	16,301	33,994	31,597
Foreign currency (gain) loss	(1,123)	292	(964)	289

Income (loss) before income taxes	18,710	3,918	9,940	(15,647)
Income taxes (benefit)	9,318	1,196	4,792	(6,287)

Net income (loss)	$9,392	$2,722	$5,148	$(9,360)

Other Data:
EBITDA (a)	$41,379	$25,340	$54,690	$26,027
Adjusted EBITDA (a)	40,316	27,494	55,996	32,050

     The following table sets forth for the periods presented a summary of net sales by principal product offering (in thousands):

	Quarter	Quarter	Six Months	Six Months
	Ended	Ended	Ended	Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Vinyl windows	$112,433	$97,507	$193,590	$165,734
Vinyl siding products	94,533	89,478	166,748	151,547
Metal products	62,450	54,778	109,932	95,714
Third party manufactured products	54,231	49,232	91,886	81,005
Other products and services	24,682	24,369	45,453	39,933

	$348,329	$315,364	$607,609	$533,933

(a)	EBITDA is calculated as net income (loss) plus interest, taxes, depreciation and amortization. Adjusted EBITDA excludes certain items. The Company considers adjusted EBITDA to be an important indicator of its operational strength and performance of its business. The Company has included adjusted EBITDA because it is a key financial measure used by management to (i) assess the Company’s ability to service its debt and / or incur debt and meet the Company’s capital expenditure requirements; (ii) internally measure the Company’s operating performance; and (iii) determine the Company’s incentive compensation programs. In addition, the Company’s credit facility has certain covenants that use ratios utilizing this measure of adjusted EBITDA. EBITDA and adjusted EBITDA have not been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Adjusted EBITDA as presented by the Company may not be comparable to similarly titled measures reported by other companies. EBITDA and adjusted EBITDA are not measures determined in accordance with GAAP and should not be considered as alternatives to, or more meaningful than, net income (as determined in accordance with GAAP) as a measure of the Company’s operating results or cash flows from operations (as determined in accordance with GAAP) as a measure of the Company’s liquidity. The reconciliation of the Company’s net income (loss) to EBITDA and adjusted EBITDA is as follows (in thousands):

			Six Months	Six Months
	Quarter Ended	Quarter Ended	Ended	Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Net income (loss)	$9,392	$2,722	$5,148	$(9,360)
Interest expense, net	17,293	16,301	33,994	31,597
Income taxes	9,318	1,196	4,792	(6,287)
Depreciation and amortization	5,376	5,121	10,756	10,077

EBITDA	41,379	25,340	54,690	26,027
Foreign currency (gain) loss	(1,123)	292	(964)	289
Separation costs (b)	—	—	2,085	—
Amortization of management fee (c)	125	1,000	250	2,000
Stock compensation expense	27	—	27	319
Facility closure costs, net (d)	(92)	862	(92)	3,415

Adjusted EBITDA	$40,316	$27,494	$55,996	$32,050

(b)	Represents separation costs, including payroll taxes and benefits, related to the resignation of Mr. Caporale, former Chairman, President and Chief Executive Officer of the Company by mutual agreement with the Company’s Board of Directors.

(c)	Represents amortization of a prepaid management fee of $6 million paid to Investcorp International Inc. in connection with the December 2004 recapitalization transaction. The Company is expensing the prepaid management fee based on the services provided over the life of the agreement, as defined in the Management Advisory Agreement with Investcorp International Inc. In accordance with the Management Advisory Agreement, the Company recorded $4 million as expense for the year ended December 31, 2005, with the remaining unamortized amount to be expensed equally over the remaining four-year term of the agreement.

(d)	Amounts recorded during 2005 represent costs associated with the closure of the Freeport, Texas manufacturing facility during 2005 consisting primarily of equipment relocation expenses. Amounts recorded during 2006 include the gain realized upon the final sale of the facility, partially offset by other non-recurring expenses associated with the closure of the manufacturing facility.
Quarter Ended July 1, 2006 Compared to Quarter Ended July 2, 2005
     Net sales increased 10.5%, or $33.0 million, during the second quarter of 2006 compared to the same period in 2005 primarily driven by the realization of selling price increases due to an improved pricing environment, continued strong unit volume growth in the Company’s vinyl window operations, as well as the benefit from the stronger Canadian dollar. During the second quarter of 2006 compared to the same period in 2005, window unit volume increased by 12%, while vinyl siding unit volume decreased by 4%.
     Gross profit in the second quarter of 2006 was $87.2 million, or 25.0% of net sales, compared to gross profit of $72.2 million, or 22.9% of net sales, for the same period in 2005. The increase in gross profit as a percentage of net sales was primarily a result of the realization of price increases. Although gross profit as a percentage of net sales has increased, the Company’s results continue to be negatively impacted due to higher manufacturing costs at its Ennis, Texas vinyl siding manufacturing facility. The

Company has prepared an improvement plan for the Ennis plant and continues to focus on its implementation. For the second quarter of 2006, manufacturing costs at the Ennis plant increased compared to the same period in 2005, but at a lower rate than the previous year.
     Selling, general and administrative expense increased to $52.5 million, or 15.1% of net sales, for the second quarter of 2006 versus $50.8 million, or 16.1% of net sales, for the same period in 2005. Selling, general and administrative expense includes $0.1 million and $1.0 million of amortization of prepaid management fees for the second quarters of 2006 and 2005, respectively. Excluding the amortization of prepaid management fees, selling, general and administrative expense for the second quarter of 2006 increased $2.5 million compared to the same period in 2005. The increase in selling, general and administrative expense was due primarily to increased expenses in the Company’s supply center network, including increased payroll costs and building and truck lease expenses, and increases in EBITDA-based incentive compensation programs, partially offset by lower marketing expenses. The Company realized a gain of $0.1 million upon the final sale of its Freeport, Texas manufacturing plant, partially offset by other non-recurring expenses associated with the closure of the facility, during the second quarter of 2006, while the Company incurred facility closure costs of approximately $0.9 million for the same period in 2005. Income from operations was $34.9 million for the second quarter of 2006 compared to $20.5 million for the same period in 2005.
     Interest expense increased $1.0 million for the second quarter of 2006 compared to the same period in 2005. The increase in interest expense was due to higher accretion on the Company’s senior discount notes, higher interest rates on floating rate debt under AMI’s credit facility and additional margin on borrowings under AMI’s credit facility subsequent to an amendment to AMI’s credit facility completed during the first quarter of 2006, partially offset by lower overall borrowings on both the term and revolving loans under the Company’s credit facility.
     The income tax provision for the second quarter of 2006 reflects an effective income tax rate of 49.8%, compared to an effective income tax rate of 30.5% for the same period in 2005. The increase in the effective income tax rate in 2006 was due to the Company’s intent to remit future earnings of its Canadian subsidiary to the U.S. parent and the limitations on the Company’s ability to take full advantage of foreign tax credits related to Canadian earnings.
     Net income increased to $9.4 million for the quarter ended July 1, 2006 compared to $2.7 million for the same period in 2005.
     EBITDA for the second quarter of 2006 was $41.4 million. This compares to EBITDA of $25.3 million for the same period in 2005. Adjusted EBITDA for the second quarter of 2006 was $40.3 million compared to adjusted EBITDA of $27.5 million for the same period in 2005. Adjusted EBITDA for the second quarter of 2006 excludes $0.1 million of amortization related to prepaid management fees, foreign currency gains of $1.1 million, non-cash stock compensation expense of less than $0.1 million, and a gain of $0.1 million associated with the sale of the Company’s Freeport, Texas manufacturing facility. Adjusted EBITDA for the same period in 2005 excludes $1.0 million of amortization related to prepaid management fees, foreign currency losses of $0.3 million, and one-time costs of $0.9 million associated with the closure of the Company’s Freeport, Texas manufacturing facility.
Six Months Ended July 1, 2006 Compared to Six Months Ended July 2, 2005
     Net sales increased by 13.8%, or $73.7 million, for the six months ended July 1, 2006 compared to the same period in 2005 driven primarily by the realization of selling price increases due to an improved pricing environment during the first half of 2006, continued strong unit volume growth in the Company’s vinyl window operations, as well as the benefit from the stronger Canadian dollar. The Company experienced unit volume increases in vinyl windows and vinyl siding of 14% and 1%, respectively, during the six months ended July 1, 2006 as compared to the same period in 2005. Gross profit for the six months ended July 1, 2006 was $146.3 million, or 24.1% of net sales, compared to gross profit of $121.2 million, or 22.7% of net sales, for the same period in 2005. The increase in gross profit as a percentage of net sales was primarily a result of improved leverage of fixed costs due to higher net sales and the realization of price increases.
     Selling, general and administrative expense increased to $103.5 million, or 17.0% of net sales, for the six months ended July 1, 2006 versus $101.6 million, or 19.0% of net sales, for the same period in 2005. Selling, general and administrative expense for the six months ended July 1, 2006 includes $2.1 million of separation costs related to the resignation of the Company’s former Chief Executive Officer and amortization of prepaid management fees of $0.3 million. Selling, general and administrative expense for the same period in 2005 includes $2.0 million of amortization of prepaid management fees and non-cash stock compensation expense of $0.3 million. Excluding CEO separation costs, amortization of prepaid management fees and non-cash stock compensation expense, selling, general and administrative expense for the six months ended July 1, 2006 increased $1.8 million compared to the same period in 2005. The increase was primarily due to increased expenses in the Company’s supply center network, expenses relating to new supply centers opened during the past twelve months, as well as increases in EBITDA-based incentive compensation programs, partially offset by lower marketing expenses. During the six months ended July 1, 2006, the Company realized a gain of $0.1 million upon the final sale of its Freeport, Texas manufacturing plant, partially offset by other non-recurring expenses associated with the closure of the facility, while the Company incurred facility closure costs of approximately $3.4 million for the same period in 2005. Income from operations was $43.0 million for the six months ended July 1, 2006 compared to $16.2 million for the same period in 2005.
     Interest expense increased $2.4 million for the six months ended July 1, 2006 compared to the same period in 2005. The increase in interest expense was due to higher accretion on the Company’s senior discount notes, higher interest rates on floating rate debt under AMI’s credit facility and additional margin on borrowings under AMI’s credit facility subsequent to an amendment to AMI’s credit facility completed during the first quarter of 2006, partially offset by lower overall borrowings on both the term and revolving loans under the Company’s credit facility.
     The income tax provision for the six months ended July 1, 2006 reflects an effective income tax rate of 48.2%, compared to an effective income tax benefit of 40.2% for the same period in 2005. The increase in the effective income tax rate in 2006 was due to the Company’s intent to remit future earnings of its Canadian subsidiary to the U.S. parent and the limitations on the Company’s ability to take full advantage of foreign tax credits related to Canadian earnings.
     Net income increased to $5.1 million for the six months ended July 1, 2006 compared to a net loss of $9.4 million for the same period in 2005.
     EBITDA was $54.7 million for the six months ended July 1, 2006 compared to EBITDA of $26.0 million for the same period in 2005. For the six months ended July 1, 2006, adjusted EBITDA was $56.0 million compared to adjusted EBITDA of $32.1 million for the same period in 2005. Adjusted EBITDA for the six months ended July 1, 2006 excludes separation costs of $2.1 million related to the resignation of the Company’s former Chief Executive Officer, $0.3 million of amortization related to prepaid management fees, foreign currency gains of $1.0 million, non-cash stock compensation expense of less than $0.1 million, and a gain of $0.1 million associated with the sale of the Company’s Freeport, Texas manufacturing facility. Adjusted EBITDA for the same period in 2005 excludes $2.0 million of amortization related to prepaid management fees, foreign currency losses of $0.3 million, $0.3 million of non-cash stock compensation expense, and one-time costs of $3.4 million associated with the closure of the Company’s Freeport, Texas manufacturing facility.
Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.
Liquidity and Capital Resources
     The following sets forth a summary of the Company’s cash flows for the six months ended July 1, 2006 and July 2, 2005 (in thousands):

	Six Months	Six Months
	Ended	Ended
	July 1,	July 2,
	2006	2005
Cash used in operating activities	$(6,920)	$(35,263)
Cash used in investing activities	(3,993)	(15,495)
Cash provided by (used in) financing activities	12,809	(923)

Cash Flows
     At July 1, 2006, the Company had cash and cash equivalents of $14.4 million and available borrowing capacity of approximately $63.2 million under the revolving portion of AMI’s credit facility. Outstanding letters of credit as of July 1, 2006 totaled $10.0 million securing various insurance letters of credit.
Cash Flows from Operating Activities
     Net cash used in operating activities was $6.9 million for the six months ended July 1, 2006 compared to net cash used in operating activities of $35.3 million for the same period in 2005. The factors typically impacting cash flows from operating activities during the first six months of the year include the Company’s operating results, the seasonal increase of inventory levels and growth in accounts payable related to inventory purchases, and use of cash related to payments for accrued liabilities including payments of profit sharing and customer sales incentives. Inventories increased $26.9 million during the six months ended July 1, 2006 compared to $32.4 million during the same period in 2005. The inventory growth for the six months ended July 1, 2006 was less than the same period in 2005 due to higher inventory levels at the end of the fourth quarter of 2005, primarily in vinyl siding, to improve service levels in 2006. Accounts payable and accrued liabilities were a source of cash of $24.5 million for the six months ended July 1, 2006 compared to $20.1 million for the same period in 2005, resulting in a net improvement in cash flows of $4.4 million, which is primarily due to reduced profit sharing payments in 2006 as well as improved payment terms with certain suppliers. Cash flows used in operating activities for the six months ended July 1, 2006 includes income tax payments of $6.1 million, while net cash used in operating activities for the same period in 2005 reflects $5.2 million of income tax refunds, net of income tax payments, received in 2005 related to deductions associated with the December 2004 recapitalization transaction.
Cash Flows from Investing Activities
     Net cash used in investing activities consisted of capital expenditures that totaled $6.9 million and $15.5 million for the six months ended July 1, 2006 and July 2, 2005, respectively. Capital expenditures in 2006 were primarily to increase capacity in the Company’s windows manufacturing and Gentek vinyl siding operations. Capital expenditures in 2005 were primarily to increase capacity at the Company’s Ennis, Texas vinyl siding facility and to purchase land and equipment for the new window plant in Yuma, Arizona. The Company received proceeds of $2.7 million from the sale of property and equipment at its Freeport, Texas facility for the six months ended July 1, 2006. The Company estimates total capital expenditures for 2006 to be in the range of $16 million to $18 million.
Cash Flows from Financing Activities
     Net cash provided by financing activities for the six months ended July 1, 2006 includes borrowings on the revolving loan portion of the Company’s credit facility of $16.8 million, partially offset by dividend payments of $3.8 million and a payment for financing fees of $0.1 million. The dividend of $3.8 million was paid to the Company’s direct parent company to fund AMH II’s scheduled interest payment on its 13 5/8% notes. Net cash used in financing activities for the same period in 2005 primarily include borrowings on the revolving loan portion of AMI’s credit facility of $44.8 million offset by dividend payments of $33.7 million and payments on promissory notes of $11.6 million, both relating to the December 2004 recapitalization transaction. The decrease in borrowings on the revolver for the six months ended July 1, 2006 of $28.1 million as compared to the same period in the prior year was primarily due to a decrease in cash used in operating activities and reduced capital expenditures.

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
     The credit facility and the indentures governing the 9 3/4% notes and the 11 1/4% notes contain restrictive covenants that, among other things, limit the Company’s ability to incur additional indebtedness, make loans or advances to subsidiaries and other entities, invest in capital expenditures, sell its assets or declare dividends. In addition, under the credit facility AMI is required to achieve certain financial ratios relating to leverage, coverage of fixed charges and coverage of interest expense. If AMI is not in compliance with these certain financial ratio covenant requirements, and the non-compliance is not cured or waived, AMI would be in default and the credit facility lenders could cause repayment of the credit facility to be accelerated, in which case amounts outstanding under the credit facility would become immediately due and payable. In addition, the 9 3/4% notes would become due and payable upon an acceleration of AMI’s credit facility. AMI was in compliance with its covenants as of July 1, 2006.
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
     In March 2004, AMH issued 11 1/4% senior discount notes in connection with the March 2004 dividend recapitalization. Interest accrues at a rate of 11 1/4% on the notes in the form of an increase in the accreted value of the notes prior to March 1, 2009. Thereafter, cash interest of 11 1/4% on the notes accrues and is payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2009. The 11 1/4% notes mature on March 1, 2014. The notes are structurally subordinated to all existing and future debt and other liabilities of AMH’s existing and future subsidiaries, including AMI and Holdings. The accreted value of the 11 1/4% notes as of July 1, 2006 was $333.2 million.
     In December 2004, the Company’s parent company, AMH II, issued senior notes in connection with the December 2004 recapitalization transaction, which had an accreted value of $79.2 million on July 1, 2006. The notes accrue interest at 13 5/8% payable semi-annually on January 30 and July 30. Through January 30, 2010, AMH II must pay a minimum of 10% interest on each semi-annual payment date in cash, allowing the remaining 3 5/8% to accrue to the value of the note. The 13 5/8% notes mature on December 1, 2014.
     Because AMH and AMH II are holding companies with no operations, they must receive distributions, payments or loans from subsidiaries to satisfy obligations under the 11 1/4% notes and the 13 5/8% notes. AMI does not guarantee the 11 1/4% notes or the 13 5/8% notes and has no obligation to make any payments with respect thereto. Furthermore, the terms of the indenture governing AMI’s 9 3/4% notes and senior credit facility significantly restrict AMI and its subsidiaries from paying dividends and otherwise transferring assets to AMH or AMH II and the indenture governing AMH’s 11 1/4% notes further restricts AMH from making restricted payments. Delaware law may also restrict the Company’s ability to make certain distributions. In the first six months of 2006, the Company declared a dividend of approximately $3.8 million to AMH II. The dividend was used to fund AMH II’s scheduled interest payment on its 13 5/8% notes. The Company declared an additional dividend in July 2006 of approximately $3.9 million to fund AMH II’s scheduled interest payment on its 13 5/8% notes. If AMI is unable to distribute sufficient funds to its parent companies to allow them to make required payments on their indebtedness, AMH or AMH II may be required to refinance all or a part of their indebtedness or borrow additional funds. AMH or AMH II may not be able to refinance their indebtedness or borrow funds on acceptable terms. If a default occurs under the 13 5/8% notes, the holders of such notes could elect to declare such indebtedness due and payable and exercise their remedies under the indenture governing the 13 5/8% notes, which could have a material adverse effect on the Company. No cash distributions from AMI will be required to satisfy AMH’s interest payment obligations under the 11 1/4% notes until September 2009. Total AMH II debt, including that of its consolidated subsidiaries, was approximately $746.2 million as of July 1, 2006.
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
Effects of Inflation
     The Company’s principal raw materials – vinyl resin, aluminum, and steel – have historically been subject to significant price changes. As a result of strong overall consumption and higher energy costs related to Hurricanes Katrina and Rita, raw material pricing on the Company’s key commodities increased significantly in fiscal year 2005. The Company believes that due to the high price of oil and natural gas, as well as expected continued strong demand, costs for vinyl resin will continue to be at elevated levels during 2006. The Company announced price increases on all vinyl siding products and a surcharge on vinyl windows that became effective during the fourth quarter of 2005. London Metal Exchange pricing for aluminum began to increase during the second half of 2005, reaching record levels in 2006. The Company believes that the increases in aluminum costs in the latter portion of 2005 and continuing into 2006 have been a result of speculation in the commodities markets, rather than a reflection of the fundamentals of supply and demand. In response to higher aluminum costs, the Company announced price increases on its aluminum products in the fourth quarter of 2005 and the first and second quarters of 2006. There can be no assurance that the Company will be able to maintain the selling price increases already implemented, or achieve any announced price increases or future price increases. In addition, there may be a delay from quarter to quarter between the timing of raw material cost increases and price increases on the Company’s products. At July 1, 2006, the Company had no raw material hedge contracts in place.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
     AMI has outstanding borrowings under the term loan portion of its credit facility and may borrow under the revolving credit facility from time to time for general corporate purposes, including working capital and capital expenditures. Interest under the credit facility is based on LIBOR. At July 1, 2006, the Company had borrowings of $152.0 million under the term loan and $16.8 million under the revolver. The effect of a 1/8% increase or decrease in interest rates would increase or decrease total interest expense for the quarter ended July 1, 2006 by approximately $0.1 million.
     AMH has $333.2 million of senior discount notes due 2014 that bear an interest rate of 11 1/4%. Interest accrues at a rate of 11 1/4% on the notes in the form of an increase in the accreted value of the notes prior to March 1, 2009. Thereafter, cash interest of 11 1/4% on the notes accrues and is payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2009. AMI has $165.0 million of senior subordinated notes due 2012 that bear a fixed interest rate of 9 3/4%. The fair value of the Company’s 11 1/4% and 9 3/4% notes is sensitive to changes in interest rates. In addition, the fair value is affected by the Company’s overall credit rating, which could be impacted by changes in the Company’s future operating results.
Foreign Currency Exchange Risk
     The Company’s revenues are primarily from domestic customers and are realized in U.S. dollars. However, the Company does realize revenues from sales made through Gentek’s Canadian distribution centers in Canadian dollars. The Company’s Canadian manufacturing facilities acquire raw materials and supplies from U.S. vendors, which results in foreign currency transactional gains and losses. However, payment terms among Canadian manufacturing facilities and these vendors are short-term in nature. At July 1, 2006, the Company had no currency hedges in place.
Commodity Price Risk
     See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Effects of Inflation” for a discussion of the market risk related to the Company’s principal raw materials – vinyl resin, aluminum and steel.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     During the fiscal period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the fiscal period covered by this report, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
     There have been no changes to the Company’s internal control over financial reporting during the quarter ended July 1, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     In addition to the legal proceedings disclosed in Company’s annual report on Form 10-K for the year ended December 31, 2005, the Company is involved from time to time in routine legal proceedings arising in the ordinary course of its business, including proceedings and potential proceedings relating to environmental and product liability matters. The Company handles these claims in the ordinary course of business and maintains product liability insurance covering certain types of claims. Legal proceedings are inherently subject to a number of uncertainties and although it is difficult to estimate the Company’s potential exposure to the ongoing routine legal proceedings arising in the ordinary course of its business, the Company believes that the resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.
Item 1A. Risk Factors
     There have been no material changes from the risk factors disclosed under Item 1A. “Risk Factors” of the Company’s annual report on Form 10-K for the year ended December 31, 2005.
Item 6. Exhibits
(a) Exhibits

Exhibit
Number	Description
10.1	Employment Agreement, effective as of July 1, 2006, by and between Associated Materials Incorporated and Dana R. Snyder (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 5, 2006).

10.2	Separation Agreement and General Release, dated as of April 11, 2006, by and among AMH Holdings II, Inc., AMH Holdings, Inc., Associated Materials Holdings, Inc., Associated Materials Incorporated and Michael Caporale, Jr. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 14, 2006).

10.3	Employment Agreement, dated April 3, 2006, by and between Associated Materials Incorporated and Wayne Frederick (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 5, 2006).

10.4	Independent Consultant Agreement, dated April 3, 2006, by and between Associated Materials Incorporated and Dana R. Snyder (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 4, 2006).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	This document is being furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMH HOLDINGS, INC. (Registrant)
Date: August 15, 2006	By:	/s/ Dana R. Snyder
Dana R. Snyder
Interim President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ D. Keith LaVanway
D. Keith LaVanway
Vice President – Finance, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
10.1	Employment Agreement, effective as of July 1, 2006, by and between Associated Materials Incorporated and Dana R. Snyder (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 5, 2006).

10.2	Separation Agreement and General Release, dated as of April 11, 2006, by and among AMH Holdings II, Inc., AMH Holdings, Inc., Associated Materials Holdings, Inc., Associated Materials Incorporated and Michael Caporale, Jr. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 14, 2006).

10.3	Employment Agreement, dated April 3, 2006, by and between Associated Materials Incorporated and Wayne Frederick (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 5, 2006).

10.4	Independent Consultant Agreement, dated April 3, 2006, by and between Associated Materials Incorporated and Dana R. Snyder (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 4, 2006).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002