Form 10-Q
period 2006-09-30
AMH Holdings, Inc.
filed 2006-11-14
CIK 1289559

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Yes ☐      No ☑
     As of November 14, 2006, the Registrant had 1,000 shares of common stock outstanding, all of which is held by an affiliate of the Registrant.

AMH HOLDINGS, INC.
REPORT FOR THE QUARTER ENDED SEPTEMBER 30, 2006

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets September 30, 2006 (Unaudited) and December 31, 2005	1

Consolidated Statements of Operations (Unaudited) Quarters ended September 30, 2006 and October 1, 2005 Nine months ended September 30, 2006 and October 1, 2005	2

Consolidated Statements of Cash Flows (Unaudited) Nine months ended September 30, 2006 and October 1, 2005	3

Notes to Consolidated Financial Statements (Unaudited)	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	25

Item 4. Controls and Procedures	26

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	26

Item 1A. Risk Factors	26

Item 6. Exhibits	27

SIGNATURES	28
Exhibit 3.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AMH HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
	September 30,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$12,515	$12,300
Accounts receivable, net	177,811	147,664
Receivable from parent	1,241	1,241
Inventories	159,028	133,524
Deferred income taxes	26,629	26,629
Other current assets	7,916	10,220

Total current assets	385,140	331,578

Property, plant and equipment, net	140,371	143,588
Goodwill	230,666	230,691
Other intangible assets, net	107,535	109,867
Other assets	22,622	25,086

Total assets	$886,334	$840,810

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$107,021	$96,933
Accrued liabilities	71,376	57,711
Income taxes payable	17,087	7,042

Total current liabilities	195,484	161,686

Deferred income taxes	37,223	47,131
Other liabilities	42,057	43,874
Long-term debt	649,426	632,478
Convertible preferred stock, $0.01 par value	—	150,000
Stockholder’s equity	(37,856)	(194,359)

Total liabilities and stockholder’s equity	$886,334	$840,810

See accompanying notes.

AMH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands)

	Quarter	Quarter	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Net sales	$343,402	$328,249	$951,011	$862,182
Cost of sales	258,307	253,514	719,571	666,213

Gross profit	85,095	74,735	231,440	195,969
Selling, general and administrative expense	50,692	48,580	154,159	150,160
Facility closure costs, net	—	541	(92)	3,956

Income from operations	34,403	25,614	77,373	41,853
Interest expense, net	17,700	16,645	51,694	48,242
Foreign currency (gain) loss	99	267	(865)	556

Income (loss) before income taxes	16,604	8,702	26,544	(6,945)
Income taxes (benefit)	8,976	3,289	13,768	(2,998)

Net income (loss)	$7,628	$5,413	$12,776	$(3,947)

See accompanying notes.

AMH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	October 1,
	2006	2005
Operating Activities
Net income (loss)	$12,776	$(3,947)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,181	15,339
Deferred taxes	(10,043)	(8,562)
Amortization of debt discount and deferred financing costs	30,207	27,122
Amortization of management fee	375	3,000
Stock compensation expense	27	319
Gain on sale of assets	(330)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(29,256)	(49,259)
Inventories	(24,315)	(29,387)
Income taxes	10,012	9,033
Accounts payable and accrued liabilities	22,388	54,157
Other	(1,116)	(2,396)

Net cash provided by operating activities	26,906	15,419

Investing Activities
Additions to property, plant and equipment	(11,876)	(18,961)
Proceeds from disposal of property, plant and equipment	2,881	—

Net cash used in investing activities	(8,995)	(18,961)

Financing Activities
Repayments of term loan	(10,000)	(437)
Dividends	(7,735)	(38,275)
Financing costs	(128)	(99)
Settlement of promissory notes	—	(11,607)
Options exercised	—	(319)

Net cash used in financing activities	(17,863)	(50,737)

Effect of exchange rate changes on cash	167	36

Net increase (decrease) in cash	215	(54,243)
Cash at beginning of period	12,300	58,054

Cash at end of period	$12,515	$3,811

Supplemental information:
Cash paid for interest	$17,467	$16,575

Cash paid (received) for income taxes	$13,801	$(3,551)

See accompanying notes.

AMH HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED SEPTEMBER 30, 2006
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
     The unaudited financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, these interim consolidated financial statements contain all of the normal recurring accruals and adjustments considered necessary for a fair presentation of the unaudited results for the three and nine month periods ended September 30, 2006 and October 1, 2005. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in its annual report on Form 10-K for the year ended December 31, 2005.
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
     In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132(R) (FAS 158). FAS 158 requires the Company to fully recognize in its financial statements its obligations associated with defined benefit pension plans, retiree healthcare plans, and other postretirement plans. Specifically, it requires recognition of a liability for a plan’s underfunded status within the balance sheet and recognition of changes in the funded status of a plan through comprehensive income in the year in which the changes occur. The provisions of FAS 158 are required to be adopted by the Company as of December 29, 2007. The Company is currently evaluating the impact of FAS 158 on its financial statements.

Note 2 — Inventories
     Inventories are valued at the lower of cost (first in, first out) or market. Inventories consist of the following (in thousands):

	September 30,	December 31,
	2006	2005
Raw materials	$37,834	$27,480
Work-in-process	14,206	10,709
Finished goods and purchased stock	106,988	95,335

	$159,028	$133,524

Note 3 — Goodwill and Other Intangible Assets
     Goodwill represents the purchase price in excess of the fair value of the tangible and intangible net assets acquired in a business combination. Goodwill of $230.7 million as of both September 30, 2006 and December 31, 2005 consists of $194.2 million from the April 2002 merger transaction and $36.5 million from the acquisition of Gentek Holdings, Inc. (“Gentek”). None of the Company’s goodwill is deductible for income tax purposes. The Company’s other intangible assets consist of the following (in thousands):

	Average
	Amortization	September 30, 2006			December 31, 2005
	Period		Accumulated	Net Carrying		Accumulated	Net Carrying
	(in Years)	Cost	Amortization	Value	Cost	Amortization	Value
Trademarks and trade names	15	$109,280	$7,982	$101,298	$109,280	$6,580	$102,700
Patents	10	6,550	2,905	3,645	6,550	2,416	4,134
Customer base	7	4,905	2,313	2,592	4,824	1,791	3,033

Total other intangible assets		$120,735	$13,200	$107,535	$120,654	$10,787	$109,867

     The Company has determined that trademarks and trade names totaling $81.1 million (included in the $109.3 million in the table above) consisting primarily of the Alside®, Revere® and Gentek® trade names have indefinite useful lives. Amortization expense related to other intangible assets was approximately $0.8 million for each of the quarters ended September 30, 2006 and October 1, 2005 and $2.4 million for each of the nine month periods ended September 30, 2006 and October 1, 2005.
Note 4 — Long-Term Debt
     Long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2006	2005
9 3/4% notes	$165,000	$165,000
11 1/4% senior discount notes	342,426	315,478
Term loan under credit facility	142,000	152,000

Total debt	$649,426	$632,478

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
     The credit facility and the indentures governing the 9 3/4% notes and the 11 1/4% notes contain restrictive covenants that, among other things, limit the Company’s ability to incur additional indebtedness, make loans or advances to subsidiaries and other entities, invest in capital expenditures, sell its assets or declare dividends. In addition, under the credit facility AMI is required to achieve certain financial ratios relating to leverage, coverage of fixed charges and coverage of interest expense. If AMI is not in compliance with these certain financial ratio covenant requirements, and the non-compliance is not cured or waived, AMI would be in default and the credit facility lenders could cause repayment of the credit facility to be accelerated, in which case amounts outstanding under the credit facility would become immediately due and payable. In addition, the 9 3/4% notes would become due and payable upon an acceleration of the AMI’s credit facility. The Company was in compliance with its covenants as of September 30, 2006.
     In March 2004, AMH completed an offering of $446 million aggregate principal at maturity of 11 1/4% senior discount notes, which mature on March 1, 2014. The accreted value of the 11 1/4% notes as of September 30, 2006 was $342.4 million. In December 2004, AMH II completed an offering of 13 5/8% senior notes, which mature on December 1, 2014. The accreted value of the 13 5/8% notes as of September 30, 2006 was $79.9 million. Because AMH and AMH II are holding companies with no operations, they must receive distributions, payments or loans from subsidiaries to satisfy obligations on the 11 1/4% notes and the 13 5/8% notes. An acceleration of AMI’s credit facility and the 9 3/4% notes as a result of a future default would have a material adverse effect on AMI’s ability to make such distributions, payments or loans to its direct and indirect parent companies. AMI does not guarantee the 11 1/4% notes or the 13 5/8% notes and has no obligation to make any payments with respect thereto. Total AMH II debt, including that of its consolidated subsidiaries, was approximately $729.4 million as of September 30, 2006.
Note 5 — Stockholder’s Equity
     In September 2006, AMH amended its articles of incorporation resulting in the reclassification of its then outstanding shares of voting convertible preferred stock, non-voting convertible preferred stock, Class B voting common stock, and Class B non-voting common stock into a single class of common stock. Subsequent to the amendment, AMH has the authority to issue 1,000 shares of common stock with a par value of $0.01 per share, all of which were issued and outstanding at September 30, 2006. AMH II remains the sole shareholder of the common stock of AMH.
Note 6 — Stock Plans
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
     The adoption of SFAS 123 (Revised) reduced income before taxes for the nine months ended September 30, 2006 by less than $0.1 million. This expense is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. The implementation of SFAS No. 123 (Revised) did not have any impact on cash flows during the first nine months of 2006.

     Transactions during the nine months ended September 30, 2006 under these plans are summarized below:

		Weighted	Remaining
		Average	Contractual
	Shares	Exercise Price	Term (years)
Options outstanding December 31, 2005	728,853	$41.33
Granted under 2004 Plan	25,117	5.00
Exercised	—	—
Expired or canceled	(241,558)	53.16

Options outstanding September 30, 2006	512,412	$33.97	7.0

Options exercisable September 30, 2006	233,474	$6.79	5.7

     The total fair value of options vested was approximately $0.1 million for each of the nine month periods ended September 30, 2006 and October 1, 2005.
     The weighted average fair value at date of grant for options granted during the nine month periods ended September 30, 2006 and October 1, 2005 was $1.07 and $19.43, respectively. The fair value of the options was estimated at the date of the grant using the Black-Scholes method with the following assumptions for 2006: dividend yield of 0.0%, a weighted-average risk free interest rate of 4.71%, an expected life of the option of 8 years, and expected volatility of 43.3%. The fair value of the options was estimated at the date of the grant using the minimum value method with the following assumptions for 2005: dividend yield of 0.0%, a weighted-average risk free interest rate of 4.00% and an expected life of the option of 8 years. The expected lives of the awards are based on historical exercise patterns and the terms of the options. The risk-free interest rate is based on zero coupon treasury bond rates corresponding to the expected life of the awards. Due to the fact that the Company’s shares are not publicly traded, the expected volatility assumption was derived by referring to changes in the common stock prices of several peer companies (with respect to industry, size and leverage) over the same timeframe as the expected life of the awards. The expected dividend yield of common stock is based on the Company’s historical and expected future dividend policy.
     As of September 30, 2006, there was no remaining unrecognized compensation cost related to options outstanding.
Note 7 — Comprehensive Income
     Comprehensive income (loss) differs from net income due to foreign currency translation adjustments as follows (in thousands):

	Quarter	Quarter	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Net income (loss) as reported	$7,628	$5,413	$12,776	$(3,947)
Foreign currency translation adjustments	(60)	4,359	1,433	2,353

Comprehensive income (loss)	$7,568	$9,772	$14,209	$(1,594)

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

	Quarter		Quarter
	Ended		Ended
	September 30,		October 1,
	2006		2005
	Domestic	Foreign	Domestic	Foreign
	Plans	Plans	Plans	Plans
Net periodic pension cost
Service cost	$127	$508	$123	$344
Interest cost	714	608	718	522
Expected return on assets	(774)	(671)	(759)	(554)
Amortization of prior service costs	8	7	—	—
Amortization of unrecognized net loss	182	10	143	—

Net periodic pension cost	$257	$462	$225	$312

	Nine Months		Nine Months
	Ended		Ended
	September 30,		October 1,
	2006		2005
	Domestic	Foreign	Domestic	Foreign
	Plans	Plans	Plans	Plans
Net periodic pension cost
Service cost	$382	$1,513	$370	$1,003
Interest cost	2,089	1,812	2,058	1,524
Expected return on assets	(2,238)	(2,001)	(2,276)	(1,615)
Amortization of prior service costs	8	21	—	—
Amortization of unrecognized net loss	638	30	428	1

Net periodic pension cost	$879	$1,375	$580	$913

Note 9 — Business Segments
     The following table sets forth for the periods presented a summary of net sales by principal product offering (in thousands):

	Quarter	Quarter	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Vinyl windows	$112,215	$101,606	$305,805	$267,340
Vinyl siding products	89,843	91,982	256,591	243,529
Metal products	62,301	59,524	172,233	155,238
Third party manufactured products	53,951	49,786	145,837	130,791
Other products and services	25,092	25,351	70,545	65,284

	$343,402	$328,249	$951,011	$862,182

Note 10 — Product Warranty Costs and Service Returns
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

     A reconciliation of warranty reserve activity is as follows for the nine months ended September 30, 2006 and October 1, 2005 (in thousands):

	Nine Months	Nine Months
	Ended	Ended
	September 30,	October 1,
	2006	2005
Balance at the beginning of the period	$21,740	$21,579
Provision for warranties issued	7,261	5,912
Claims paid	(6,009)	(5,939)

Balance at the end of the period	$22,992	$21,552

Note 11 — Subsidiary Guarantors
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

ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2006
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor	Reclassification/
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$7,386	$1,373	$3,756	$—	$12,515
Accounts receivable, net	115,389	27,752	34,670	—	177,811
Intercompany receivables	—	24,135	18,760	(42,895)	—
Receivable from parent	3,908	—	—	—	3,908
Inventories	97,009	22,883	39,136	—	159,028
Income taxes receivable	—	224	—	(224)	—
Deferred income taxes	17,560	9,069	—	—	26,629
Other current assets	5,099	1,317	1,500	—	7,916

Total current assets	246,351	86,753	97,822	(43,119)	387,807
Property, plant and equipment, net	103,339	3,395	33,637	—	140,371
Goodwill	194,174	36,492	—	—	230,666
Other intangible assets, net	95,128	11,345	1,062	—	107,535
Investment in subsidiaries	149,386	57,343	—	(206,729)	—
Other assets	14,364	—	460	—	14,824

Total assets	$802,742	$195,328	$132,981	$(249,848)	$881,203

Liabilities And Stockholder’s Equity
Current liabilities:
Accounts payable	$54,662	$19,054	$33,305	$—	$107,021
Intercompany payables	25,366	—	17,529	(42,895)	—
Accrued liabilities	54,018	8,278	9,080	—	71,376
Income taxes payable	14,648	—	3,392	(224)	17,816

Total current liabilities	148,694	27,332	63,306	(43,119)	196,213
Deferred income taxes	61,869	1,796	3,067	—	66,732
Other liabilities	15,978	16,814	9,265	—	42,057
Long-term debt	307,000	—	—	—	307,000
Stockholder’s equity	269,201	149,386	57,343	(206,729)	269,201

Total liabilities and stockholder’s equity	$802,742	$195,328	$132,981	$(249,848)	$881,203

ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended September 30, 2006
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor	Reclassification/
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated
Net sales	$241,211	$60,685	$84,026	$(42,520)	$343,402
Cost of sales	177,561	58,913	64,353	(42,520)	258,307

Gross profit	63,650	1,772	19,673	—	85,095
Selling, general and administrative expense	38,749	4,673	7,270	—	50,692
Facility closure costs, net	—	—	—	—	—

Income (loss) from operations	24,901	(2,901)	12,403	—	34,403
Interest expense, net	7,975	—	259	—	8,234
Foreign currency (gain) loss	—	—	99	—	99

Income (loss) before income taxes	16,926	(2,901)	12,045	—	26,070
Income taxes	4,698	3,347	3,441	—	11,486

Income (loss) before equity income from subsidiaries	12,228	(6,248)	8,604	—	14,584
Equity income from subsidiaries	2,356	8,604	—	(10,960)	—

Net income	$14,584	$2,356	$8,604	$(10,960)	$14,584

ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2006
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor	Reclassification/
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated
Net sales	$665,234	$187,507	$231,159	$(132,889)	$951,011
Cost of sales	492,905	178,183	181,372	(132,889)	719,571

Gross profit	172,329	9,324	49,787	—	231,440
Selling, general and administrative expense	118,102	14,528	21,529	—	154,159
Facility closure costs, net	(92)	—	—	—	(92)

Income (loss) from operations	54,319	(5,204)	28,258	—	77,373
Interest expense, net	23,132	—	825	—	23,957
Foreign currency (gain) loss	—	—	(865)	—	(865)

Income (loss) before income taxes	31,187	(5,204)	28,298	—	54,281
Income taxes	10,686	3,736	8,885	—	23,307

Income (loss) before equity income from subsidiaries	20,501	(8,940)	19,413	—	30,974
Equity income from subsidiaries	10,473	19,413	—	(29,886)	—

Net income	$30,974	$10,473	$19,413	$(29,886)	$30,974

ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2006
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Consolidated
Net cash provided by (used in) operating activities	$29,335	$(10,549)	$8,120	$26,906

Investing Activities
Additions to property, plant and equipment	(9,923)	(96)	(1,857)	(11,876)
Proceeds from disposal of property, plant and equipment	2,772	41	68	2,881

Net cash used in investing activities	(7,151)	(55)	(1,789)	(8,995)

Financing Activities
Repayments of term loan	(10,000)	—	—	(10,000)
Dividends	(7,735)	—	—	(7,735)
Financing costs	(128)	—	—	(128)
Intercompany transactions	(3,945)	10,931	(6,986)	—

Net cash provided by (used in) financing activities	(21,808)	10,931	(6,986)	(17,863)

Effect of exchange rate changes on cash	—	—	167	167

Net increase (decrease) in cash	376	327	(488)	215
Cash at beginning of period	7,010	1,046	4,244	12,300

Cash at end of period	$7,386	$1,373	$3,756	$12,515

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

ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended October 1, 2005
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Consolidated
Net cash provided by (used in) operating activities	$14,868	$(10,158)	$10,291	$15,001

Investing Activities
Additions to property, plant and equipment	(17,681)	(444)	(836)	(18,961)

Net cash used in investing activities	(17,681)	(444)	(836)	(18,961)

Financing Activities
Repayments of term loan	(437)	—	—	(437)
Dividends	(38,275)	—	—	(38,275)
Settlement of promissory notes	(11,607)	—	—	(11,607)
Intercompany transactions	9,510	3,971	(13,481)	—

Net cash provided by (used in) financing activities	(40,809)	3,971	(13,481)	(50,319)

Effect of exchange rate changes on cash	—	—	36	36

Net decrease in cash	(43,622)	(6,631)	(3,990)	(54,243)
Cash at beginning of period	43,693	6,883	7,478	58,054

Cash at end of period	$71	$252	$3,488	$3,811

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
     Because its exterior residential building products are consumer durable goods, the Company’s sales are impacted by the availability of consumer credit, consumer interest rates, employment trends, changes in levels of consumer confidence, national and regional trends in new housing starts and general economic conditions. The Company’s sales are also affected by changes in consumer preferences with respect to types of building products. Overall, the Company believes the fundamentals for the building products industry remain strong as the population continues to age, homes continue to get older, household formation continues to be strong and vinyl remains the optimal material for exterior cladding and window solutions, all of which bodes well for the demand for the Company’s products in the future. In the short term, however, there are a number of factors which indicate that the strength in the housing market is weakening. Sales of existing single-family homes has continued to decline throughout 2006 compared to prior year levels, the inventory of homes available for sale has continued to increase, and housing appreciation has slowed. In addition, the pace of new home construction has slowed, as evidenced by declines throughout 2006 in single-family housing starts and announcements from home builders of significant decreases in orders and a rise in order cancellations. Lastly, mortgage interest rates have increased over the levels experienced in recent years; however, rates remain well below long-term historical averages. These factors increase the variability of demand for building products in the short-term.
     Due to the high price of oil and natural gas and strong overall consumption of raw materials, the Company, along with the entire building products industry, experienced significant inflation during 2004 and 2005 in key raw material commodity costs – particularly for vinyl resin, aluminum and steel, as well as in other raw materials such as microingredients used in the Company’s vinyl siding products. This includes significant increases in the cost of vinyl resin in the fourth quarter of 2005 as a result of the impact of Hurricanes Katrina and Rita, which caused a significant increase in energy costs. In addition, London Metal Exchange pricing for aluminum began to increase during the second half of 2005, reaching record levels in 2006. To offset the inflation of raw materials, the Company announced price increases on certain of its product offerings in 2004 as well as in 2005. In addition, due to the overall higher cost of aluminum in 2006, the Company announced further price increases on its aluminum products in the first and second quarters of 2006. The Company’s ability to maintain gross margin levels on its products during periods of rising raw material costs depends on the Company’s ability to obtain selling price increases. Further, the results of operations for individual quarters can and have been negatively impacted by a delay between the timing of raw material cost increases and price increases on the Company’s products. There can be no assurance that the Company will be able to maintain the selling price increases already implemented or achieve the announced price increases.
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
Results of Operations
     The following table sets forth for the periods indicated the results of the Company’s operations (in thousands):

	Quarter	Quarter	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Net sales	$343,402	$328,249	$951,011	$862,182
Cost of sales	258,307	253,514	719,571	666,213

Gross profit	85,095	74,735	231,440	195,969
Selling, general and administrative expense	50,692	48,580	154,159	150,160
Facility closure costs, net	—	541	(92)	3,956

Income from operations	34,403	25,614	77,373	41,853
Interest expense, net	17,700	16,645	51,694	48,242
Foreign currency (gain) loss	99	267	(865)	556

Income (loss) before income taxes	16,604	8,702	26,544	(6,945)
Income taxes (benefit)	8,976	3,289	13,768	(2,998)

Net income (loss)	$7,628	$5,413	$12,776	$(3,947)

Other Data:
EBITDA (a)	$39,729	$30,609	$94,419	$56,636
Adjusted EBITDA (a)	39,953	32,417	95,949	64,467

     The following table sets forth for the periods presented a summary of net sales by principal product offering (in thousands):

	Quarter	Quarter	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Vinyl windows	$112,215	$101,606	$305,805	$267,340
Vinyl siding products	89,843	91,982	256,591	243,529
Metal products	62,301	59,524	172,233	155,238
Third party manufactured products	53,951	49,786	145,837	130,791
Other products and services	25,092	25,351	70,545	65,284

	$343,402	$328,249	$951,011	$862,182

(a)	EBITDA is calculated as net income (loss) plus interest, taxes, depreciation and amortization. Adjusted EBITDA excludes certain items. The Company considers adjusted EBITDA to be an important indicator of its operational strength and performance of its business. The Company has included adjusted EBITDA because it is a key financial measure used by management to (i) assess the Company’s ability to service its debt and / or incur debt and meet the Company’s capital expenditure requirements; (ii) internally measure the Company’s operating performance; and (iii) determine the Company’s incentive compensation programs. In addition, the Company’s credit facility has certain covenants that use ratios utilizing this measure of adjusted EBITDA. EBITDA and adjusted EBITDA have not been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Adjusted EBITDA as presented by the Company may not be comparable to similarly titled measures reported by other companies. EBITDA and adjusted EBITDA are not measures determined in accordance with GAAP and should not be considered as alternatives to, or more meaningful than, net income (as determined in accordance with GAAP) as a measure of the Company’s operating results or cash flows from operations (as determined in accordance with GAAP) as a measure of the Company’s liquidity. The reconciliation of the Company’s net income (loss) to EBITDA and adjusted EBITDA is as follows (in thousands):

			Nine Months	Nine Months
	Quarter Ended	Quarter Ended	Ended	Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Net income (loss)	$7,628	$5,413	$12,776	$(3,947)
Interest expense, net	17,700	16,645	51,694	48,242
Income taxes	8,976	3,289	13,768	(2,998)
Depreciation and amortization	5,425	5,262	16,181	15,339

EBITDA	39,729	30,609	94,419	56,636
Foreign currency (gain) loss	99	267	(865)	556
Separation costs (b)	—	—	2,085	—
Amortization of management fee (c)	125	1,000	375	3,000
Stock compensation expense	—	—	27	319
Facility closure costs, net (d)	—	541	(92)	3,956

Adjusted EBITDA	$39,953	$32,417	$95,949	$64,467

(b)	Represents separation costs, including payroll taxes and benefits, related to the resignation of Mr. Caporale, former Chairman, President and Chief Executive Officer of the Company by mutual agreement with the Company’s Board of Directors.

(c)	Represents amortization of a prepaid management fee of $6 million paid to Investcorp International Inc. in connection with the December 2004 recapitalization transaction. The Company is expensing the prepaid management fee based on the services provided over the life of the agreement, as defined in the Management Advisory Agreement with Investcorp International Inc. In accordance with the Management Advisory Agreement, the Company recorded $4 million as expense for the year ended December 31, 2005, with the remaining unamortized amount to be expensed equally over the remaining four-year term of the agreement.

(d)	Amounts recorded during 2005 represent costs associated with the closure of the Freeport, Texas manufacturing facility during 2005 consisting primarily of equipment relocation expenses. Amounts recorded during 2006 include the gain realized upon the final sale of the facility, partially offset by other non-recurring expenses associated with the closure of the manufacturing facility.
Quarter Ended September 30, 2006 Compared to Quarter Ended October 1, 2005
     Net sales increased 4.6%, or $15.2 million, during the third quarter of 2006 compared to the same period in 2005 primarily driven by the continued realization of selling price increases implemented in late 2005 and early 2006, continued unit volume growth in the Company’s vinyl window operations, as well as the benefit from the stronger Canadian dollar, partially offset by decreased unit volumes in the Company’s vinyl siding operations. During the third quarter of 2006 compared to the same period in 2005, window unit volume increased by 8%, while vinyl siding unit volume decreased by 10%. Overall, the Company has experienced sales weakness in certain key markets, particularly the Western region of the U.S., which it believes is due in part to slowing in the new construction market, and the Midwest region of the U.S., which is due in part to weakness in that region’s overall economy.

     Gross profit in the third quarter of 2006 was $85.1 million, or 24.8% of net sales, compared to gross profit of $74.7 million, or 22.8% of net sales, for the same period in 2005. The increase in gross profit as a percentage of net sales was primarily a result of the realization of selling price increases. During the third quarter of 2006, compared to the same period in 2005, the Company’s manufacturing costs at the Ennis vinyl siding facility improved; however, manufacturing costs continue to be in excess of costs incurred prior to the consolidation of its Freeport, Texas vinyl siding facility. The Company has prepared an improvement plan for the Ennis facility and continues to focus on its implementation.
     Selling, general and administrative expense increased to $50.7 million, or 14.8% of net sales, for the third quarter of 2006 versus $48.6 million, or 14.8% of net sales, for the same period in 2005. Selling, general and administrative expense includes $0.1 million and $1.0 million of amortization of prepaid management fees for the third quarters of 2006 and 2005, respectively. Excluding the amortization of prepaid management fees, selling, general and administrative expense for the third quarter of 2006 increased $3.0 million compared to the same period in 2005. The increase in selling, general and administrative expense was due primarily to increased expenses in the Company’s supply center network, including increased payroll costs and building and truck lease expenses, as well as increases in EBITDA-based incentive compensation programs and marketing expenses. During the third quarter of 2005, the Company incurred facility closure costs of approximately $0.5 million relating to the closing of its Freeport, Texas manufacturing plant. Income from operations was $34.4 million for the third quarter of 2006 compared to $25.6 million for the same period in 2005.
     Interest expense increased $1.1 million for the third quarter of 2006 compared to the same period in 2005. The increase in interest expense was due to higher accretion on the Company’s senior discount notes, higher interest rates on floating rate debt under AMI’s credit facility and additional margin on borrowings under AMI’s credit facility subsequent to an amendment to AMI’s credit facility completed during the first quarter of 2006, partially offset by lower overall borrowings on both the term and revolving loans under AMI’s credit facility.
     The income tax provision for the third quarter of 2006 reflects an effective income tax rate of 54.1%, compared to an effective income tax rate of 37.8% for the same period in 2005. The increase in the effective income tax rate in 2006 was due to the Company’s intent to remit future earnings of its Canadian subsidiary to the U.S. parent and the limitations on the Company’s ability to take full advantage of foreign tax credits related to Canadian earnings.
     Net income increased to $7.6 million for the quarter ended September 30, 2006 compared to $5.4 million for the same period in 2005.
     EBITDA for the third quarter of 2006 was $39.7 million. This compares to EBITDA of $30.6 million for the same period in 2005. Adjusted EBITDA for the third quarter of 2006 was $40.0 million compared to adjusted EBITDA of $32.4 million for the same period in 2005. Adjusted EBITDA for the third quarter of 2006 excludes $0.1 million of amortization related to prepaid management fees and $0.1 million of foreign currency losses. Adjusted EBITDA for the same period in 2005 excludes $1.0 million of amortization related to prepaid management fees, $0.3 million of foreign currency losses, and one-time costs of $0.5 million associated with the closure of the Company’s Freeport, Texas manufacturing facility.
Nine Months Ended September 30, 2006 Compared to Nine Months Ended October 1, 2005
     Net sales increased by 10.3%, or $88.8 million, for the nine months ended September 30, 2006 compared to the same period in 2005 driven primarily by the continued realization of selling price increases implemented in late 2005 and early 2006, continued unit volume growth in the Company’s vinyl window operations, as well as the benefit from the stronger Canadian dollar. During the nine months ended September 30, 2006 compared to the same period in 2005, window unit volume increased by 12%, while vinyl siding unit volume decreased by 3%. Gross profit for the nine months ended September 30, 2006 was $231.4 million, or 24.3% of net sales, compared to gross profit of $196.0 million, or 22.7% of net sales, for the same period in 2005. The increase in gross profit as a percentage of net sales was primarily a result of the realization of selling price increases.
     Selling, general and administrative expense increased to $154.2 million, or 16.2% of net sales, for the nine months ended September 30, 2006 versus $150.2 million, or 17.4% of net sales, for the same period in 2005. Selling, general and administrative expense for the nine months ended September 30, 2006 includes $2.1 million of separation costs related to the resignation of the Company’s former Chief Executive Officer, amortization of prepaid management fees of $0.4 million, and non-cash stock compensation expense of less than $0.1 million. Selling, general and administrative expense for the same period in 2005 includes $3.0 million of amortization of prepaid management fees and non-cash stock compensation expense of $0.3 million. Excluding CEO separation costs, amortization of prepaid management fees and non-cash stock compensation expense, selling, general and administrative expense for the nine months ended September 30, 2006 increased $4.8 million compared to the same period in 2005. The increase in selling, general and administrative expense was due primarily to increased expenses in the Company’s supply center network and the full year impact of expenses relating to new supply centers opened during 2005, as well as increases in EBITDA-based incentive compensation programs and the impact of the stronger Canadian dollar, partially offset by lower marketing expenses and the benefit of headcount reductions made in the prior year. During the nine months ended October 1, 2005, the Company incurred facility closure costs of approximately $4.0 million relating to the closing of its Freeport, Texas manufacturing plant. Income from operations was $77.4 million for the nine months ended September 30, 2006 compared to $41.9 million for the same period in 2005.
     Interest expense increased $3.5 million for the nine months ended September 30, 2006 compared to the same period in 2005. The increase in interest expense was due to higher accretion on the Company’s senior discount notes, higher interest rates on floating rate debt under AMI’s credit facility and additional margin on borrowings under AMI’s credit facility subsequent to an amendment to AMI’s credit facility completed during the first quarter of 2006, partially offset by lower overall borrowings on both the term and revolving loans under AMI’s credit facility.
     The income tax provision for the nine months ended September 30, 2006 reflects an effective income tax rate of 51.9%, compared to an effective income tax benefit of 43.2% for the same period in 2005. The increase in the effective income tax rate in 2006 was due to the Company’s intent to remit future earnings of its Canadian subsidiary to the U.S. parent and the limitations on the Company’s ability to take full advantage of foreign tax credits related to Canadian earnings.
     Net income increased to $12.8 million for the nine months ended September 30, 2006 compared to a net loss of $3.9 million for the same period in 2005.
     EBITDA was $94.4 million for the nine months ended September 30, 2006 compared to EBITDA of $56.6 million for the same period in 2005. For the nine months ended September 30, 2006, adjusted EBITDA was $95.9 million compared to adjusted EBITDA of $64.5 million for the same period in 2005. Adjusted EBITDA for the nine months ended September 30, 2006 excludes separation costs of $2.1 million related to the resignation of the Company’s former Chief Executive Officer, $0.4 million of amortization related to prepaid management fees, $0.9 million of foreign currency gains, non-cash stock compensation expense of less than $0.1 million, and a gain of $0.1 million associated with the sale of the Company’s Freeport, Texas manufacturing facility. Adjusted EBITDA for the same period in 2005 excludes $3.0 million of amortization related to prepaid management fees, $0.6 million of foreign currency losses, $0.3 million of non-cash stock compensation expense, and one-time costs of $4.0 million associated with the closure of the Company’s Freeport, Texas manufacturing facility.
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
     In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132(R) (FAS 158). FAS 158 requires the Company to fully recognize in its financial statements its obligations associated with defined benefit pension plans, retiree healthcare plans, and other postretirement plans. Specifically, it requires recognition of a liability for a plan’s underfunded status within the balance sheet and recognition of changes in the funded status of a plan through comprehensive income in the year in which the changes occur. The provisions of FAS 158 are required to be adopted by the Company as of December 29, 2007. The Company is currently evaluating the impact of FAS 158 on its financial statements.

Liquidity and Capital Resources
     The following sets forth a summary of the Company’s cash flows for the nine months ended September 30, 2006 and October 1, 2005 (in thousands):

	Nine Months	Nine Months
	Ended	Ended
	September 30,	October 1,
	2006	2005
Cash provided by operating activities	$26,906	$15,419
Cash used in investing activities	(8,995)	(18,961)
Cash used in financing activities	(17,863)	(50,737)
Cash Flows
     At September 30, 2006, the Company had cash and cash equivalents of $12.5 million and available borrowing capacity of approximately $80.0 million under the revolving portion of AMI’s credit facility. Outstanding letters of credit as of September 30, 2006 totaled $10.0 million securing various insurance letters of credit.
Cash Flows from Operating Activities
     Net cash provided by operating activities was $26.9 million for the nine months ended September 30, 2006 compared to net cash provided by operating activities of $15.4 million for the same period in 2005. The factors typically impacting cash flows from operating activities during the first nine months of the year include the Company’s operating results, the seasonal increase of inventory levels and growth in accounts payable related to inventory purchases, and use of cash related to payments for accrued liabilities including payments of profit sharing and customer sales incentives. Inventories increased $24.3 million during the nine months ended September 30, 2006 compared to $29.4 million during the same period in 2005. The inventory growth for the nine months ended September 30, 2006 was less than the same period in 2005 due to higher inventory levels at the end of the fourth quarter of 2005, primarily in vinyl siding, to improve service levels in 2006. Accounts payable and accrued liabilities were a source of cash of $22.4 million for the nine months ended September 30, 2006 compared to $54.2 million for the same period in 2005, resulting in a net decrease in cash flows of $31.8 million, which is primarily due to the one-time increase in accounts payable during 2005 as a result of obtaining improved payment terms with certain of the Company’s raw materials suppliers and the temporary cessation of taking cash discounts during 2005. Cash flows provided by operating activities for the nine months ended September 30, 2006 includes income tax payments of $13.8 million, while net cash provided by operating activities for the same period in 2005 reflects $3.6 million of income tax refunds, net of income tax payments, received in 2005 related to deductions associated with the December 2004 recapitalization transaction.
Cash Flows from Investing Activities
     Net cash used in investing activities included capital expenditures that totaled $11.9 million and $19.0 million for the nine months ended September 30, 2006 and October 1, 2005, respectively. Capital expenditures in 2006 were primarily to increase capacity and capabilities in the Company’s vinyl windows manufacturing operations. Capital expenditures in 2005 were primarily to increase capacity at the Company’s Ennis, Texas vinyl siding facility and to purchase land and equipment for the new vinyl window plant in Yuma, Arizona. The Company received proceeds of $2.7 million from the sale of property and equipment at its Freeport, Texas facility for the nine months ended September 30, 2006. The Company estimates total capital expenditures for 2006 to be in the range of $16 million to $18 million.
Cash Flows from Financing Activities
     Net cash used in financing activities for the nine months ended September 30, 2006 includes repayments of $10.0 million on the Company’s term debt, dividend payments of $7.7 million and payments for financing fees of $0.1 million. The dividends of $7.7 million were paid to AMI’s direct and indirect parent companies to fund AMH II’s scheduled interest payments on its 13 5/8% notes. Net cash used in financing activities for the same period in 2005 primarily includes dividend payments of $38.3 million, payments on promissory notes of $11.6 million and repayments on the term loan of $0.4 million. The dividend payments during 2005 consist of a $33.7 million dividend paid in the first quarter of 2005 to forgive an intercompany loan made in connection with the December 2004 recapitalization transaction and a $4.6 million dividend paid in the third quarter of 2005 to fund AMH II’s scheduled interest payment on its 13 5/8% notes.

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
     The credit facility and the indentures governing the 9 3/4% notes and the 11 1/4% notes contain restrictive covenants that, among other things, limit the Company’s ability to incur additional indebtedness, make loans or advances to subsidiaries and other entities, invest in capital expenditures, sell its assets or declare dividends. In addition, under the credit facility AMI is required to achieve certain financial ratios relating to leverage, coverage of fixed charges and coverage of interest expense. If AMI is not in compliance with these certain financial ratio covenant requirements, and the non-compliance is not cured or waived, AMI would be in default and the credit facility lenders could cause repayment of the credit facility to be accelerated, in which case amounts outstanding under the credit facility would become immediately due and payable. In addition, the 9 3/4% notes would become due and payable upon an acceleration of AMI’s credit facility. AMI was in compliance with its covenants as of September 30, 2006.
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
     In March 2004, AMH issued 11 1/4% senior discount notes in connection with the March 2004 dividend recapitalization. Interest accrues at a rate of 11 1/4% on the notes in the form of an increase in the accreted value of the notes prior to March 1, 2009. Thereafter, cash interest of 11 1/4% on the notes accrues and is payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2009. The 11 1/4% notes mature on March 1, 2014. The notes are structurally subordinated to all existing and future debt and other liabilities of AMH’s existing and future subsidiaries, including AMI and Holdings. The accreted value of the 11 1/4% notes as of September 30, 2006 was $342.4 million.
     In December 2004, the Company’s parent company, AMH II, issued senior notes in connection with the December 2004 recapitalization transaction, which had an accreted value of $79.9 million on September 30, 2006. The notes accrue interest at 13 5/8% payable semi-annually on January 30 and July 30. Through January 30, 2010, AMH II must pay a minimum of 10% interest on each semi-annual payment date in cash, allowing the remaining 3 5/8% to accrue to the value of the note. The 13 5/8% notes mature on December 1, 2014.
     Because AMH and AMH II are holding companies with no operations, they must receive distributions, payments or loans from subsidiaries to satisfy obligations under the 11 1/4% notes and the 13 5/8% notes. AMI does not guarantee the 11 1/4% notes or the 13 5/8% notes and has no obligation to make any payments with respect thereto. Furthermore, the terms of the indenture governing AMI’s 9 3/4% notes and senior credit facility significantly restrict AMI and its subsidiaries from paying dividends and otherwise transferring assets to AMH or AMH II and the indenture governing AMH’s 11 1/4% notes further restricts AMH from making restricted payments. Delaware law may also restrict the Company’s ability to make certain distributions. In the first nine months of 2006, the Company declared dividends of approximately $7.7 million to AMH II. The dividends were used to fund AMH II’s scheduled interest payments on its 13 5/8% notes. If AMI is unable to distribute sufficient funds to its parent companies to allow them to make required payments on their indebtedness, AMH or AMH II may be required to refinance all or a part of their indebtedness or borrow additional funds. AMH or AMH II may not be able to refinance their indebtedness or borrow funds on acceptable terms. If a default occurs under the 13 5/8% notes, the holders of such notes could elect to declare such indebtedness due and payable and exercise their remedies under the indenture governing the 13 5/8% notes, which could have a material adverse effect on the Company. No cash distributions from AMI will be required to satisfy AMH’s interest payment obligations under the 11 1/4% notes until September 2009. Total AMH II debt, including that of its consolidated subsidiaries, was approximately $729.4 million as of September 30, 2006.
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
Effects of Inflation
     The Company’s principal raw materials – vinyl resin, aluminum, and steel – have historically been subject to significant price changes. Raw material pricing on the Company’s key commodities increased significantly in fiscal year 2005 as a result of strong overall consumption and higher energy costs related to Hurricanes Katrina and Rita. The Company believes that due to the high price of oil and natural gas, costs for vinyl resin will continue to be at elevated levels during the remainder of 2006. The Company announced price increases on all vinyl siding products and a surcharge on vinyl windows that became effective during the fourth quarter of 2005. London Metal Exchange pricing for aluminum began to increase during the second half of 2005, reaching record levels in 2006. In response to higher aluminum costs, the Company announced price increases on its aluminum products in the fourth quarter of 2005 and the first and second quarters of 2006. There can be no assurance that the Company will be able to maintain the selling price increases already implemented, or achieve any announced price increases or future price increases. In addition, there may be a delay from quarter to quarter between the timing of raw material cost increases and price increases on the Company’s products. At September 30, 2006, the Company had no raw material hedge contracts in place.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
     AMI has outstanding borrowings under the term loan portion of its credit facility and may borrow under the revolving credit facility from time to time for general corporate purposes, including working capital and capital expenditures. Interest under the credit facility is based on LIBOR. At September 30, 2006, the Company had borrowings of $142.0 million under the term loan. The effect of a 1/4% increase or decrease in interest rates would increase or decrease total interest expense for the quarter ended September 30, 2006 by approximately $0.1 million.
     AMH has $342.4 million of senior discount notes due 2014 that bear an interest rate of 11 1/4%. Interest accrues at a rate of 11 1/4% on the notes in the form of an increase in the accreted value of the notes prior to March 1, 2009. Thereafter, cash interest of 11 1/4% on the notes accrues and is payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2009. AMI has $165.0 million of senior subordinated notes due 2012 that bear a fixed interest rate of 9 3/4%. The fair value of the Company’s 11 1/4% and 9 3/4% notes is sensitive to changes in interest rates. In addition, the fair value is affected by the Company’s overall credit rating, which could be impacted by changes in the Company’s future operating results.

Foreign Currency Exchange Risk
     The Company’s revenues are primarily from domestic customers and are realized in U.S. dollars. However, the Company does realize revenues from sales made through Gentek’s Canadian distribution centers in Canadian dollars. The Company’s Canadian manufacturing facilities acquire raw materials and supplies from U.S. vendors, which results in foreign currency transactional gains and losses. Payment terms among Canadian manufacturing facilities and these vendors are short-term in nature. The Company may, from time to time, enter into forward exchange contracts to reduce its exposure to fluctuations in the Canadian dollar. At September 30, 2006, the Company had no currency hedges in place.
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
Changes in Internal Control over Financial Reporting
     There have been no changes to the Company’s internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 6. Exhibits
(a) Exhibits

Exhibit
Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of AMH Holdings, Inc.

10.1	Employment Agreement, dated as of August 21, 2006, by and between Associated Materials Incorporated and Thomas N. Chieffe (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 23, 2006).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	This document is being furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMH HOLDINGS, INC. (Registrant)
Date: November 14, 2006	By:	/s/ Thomas N. Chieffe
Thomas N. Chieffe
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ D. Keith LaVanway
D. Keith LaVanway
Vice President – Finance, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of AMH Holdings, Inc.

10.1	Employment Agreement, dated as of August 21, 2006, by and between Associated Materials Incorporated and Thomas N. Chieffe (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 23, 2006).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002