Form 10-K
period 2006-12-30
AMH Holdings, Inc.
filed 2007-03-23
CIK 1289559

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2006.
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
Large accelerated filer ☐               Accelerated filer ☐               Non-accelerated filer ☑
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the Common Stock held by non-affiliates of the registrant at March 19, 2007: None
     As of March 19, 2007, the Registrant had 1,000 shares of Common Stock outstanding, all of which is held by an affiliate of the Registrant.
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
     AMI was incorporated in 1983 and is a leading, vertically integrated manufacturer and North American distributor of exterior residential building products. The Company’s core products are vinyl windows, vinyl siding, aluminum trim coil, and aluminum and steel siding and accessories. Vinyl windows comprise approximately 33%, vinyl siding comprises approximately 26%, metal products, which includes aluminum and steel products, comprise approximately 18%, and third party manufactured products comprise approximately 15% of the Company’s total net sales. These products are generally marketed under the Alside®, Revere® and Gentek® brand names and sold on a wholesale basis to more than 50,000 professional contractors engaged in home remodeling and new home construction principally through the Company’s North American network of supply centers. As of December 30, 2006, the Company had 126 supply centers in its network. Approximately 60% of the Company’s products are sold to contractors engaged in the home repair and remodeling market with 40% sold to the new construction market. The supply centers provide “one-stop” shopping to the Company’s contractor customers, carrying products, accessories and tools necessary to complete a vinyl window or siding project. In addition, the supply centers provide high quality product literature, product samples and installation training to these customers.
     The Company believes that the strength of its products and distribution network has developed strong brand loyalty and long-standing relationships with local contractors and has enabled the Company to gain market share over the last several years. Approximately 70% of the Company’s total net sales are generated through the Company’s network of supply centers with the remainder sold to independent distributors and dealers.
RECAPITALIZATION TRANSACTIONS
     As part of a restructuring agreement dated as of March 4, 2004, stockholders and option holders of Holdings became stockholders and option holders of AMH. On March 4, 2004, AMH completed an offering of $446 million aggregate principal at maturity in 2014 of 11 1/4% senior discount notes (“11 1/4% notes”). The total gross proceeds were approximately $258.3 million. In connection with the note offering, certain options to acquire preferred and common shares were exercised and the proceeds from the note offering were used to redeem all of AMH’s preferred stock including accrued and unpaid dividends, pay a dividend to AMH’s common stockholders and pay a bonus to certain members of AMI’s senior management and a director. Through Holdings, AMH contributed $14.5 million to AMI to pay the bonus. The completion of the aforementioned transactions constituted the March 2004 dividend recapitalization.
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
     On December 22, 2004, in connection with such transactions, AMI paid a bonus in the aggregate amount of approximately $22.3 million to certain members of AMI’s management and a director. Approximately $14.3 million of the bonus, including payroll taxes, was paid in cash on December 22, 2004, with promissory notes issued by AMI for the remaining $8.0 million. These promissory notes were settled in cash during the first quarter of fiscal year 2005. AMI incurred transaction related costs of $28.4 million, which includes $16.3 million paid for investment banking and legal expenses, which have been classified as recapitalization transaction costs in AMI’s statements of operations, and $12.1 million for financing related costs, which were recorded in other assets on the Company’s balance sheets as of December 30, 2006 and December 31, 2005. AMI issued promissory notes of $3.6 million in December 2004 for the payment of a portion of these fees related to the transaction, which were settled in cash in the first quarter of 2005. AMI also recognized stock compensation expense of $30.8 million, including payroll taxes, related to stock options exercised in the transaction. The completion of the aforementioned transactions constituted the December 2004 recapitalization transaction.
FINANCIAL INFORMATION ABOUT SEGMENTS
     The Company is in the single business of manufacturing and distributing exterior residential building products. See Note 15 to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.”
INDUSTRY OVERVIEW
     Demand for exterior residential building products is driven by a number of factors, including consumer confidence, availability of credit, new housing starts and general economic cycles. Historically, the demand for repair and remodeling products, where the Company is primarily focused, has been less sensitive and thus less cyclical than demand for new home construction. Repair and remodeling projects tend to utilize a greater mix of premium products with higher margins than those used in new construction projects. The long-term demand for repair and remodeling is driven by the following:
•	Favorable demographics. The segment of the population age 45 years and above, which generally favors professionally installed, low maintenance home improvements, is growing. By 2010, this age segment is expected to represent approximately 40% of the United States population.

•	Aging of the housing stock. The median home age increased from 23 years in 1985 to 32 years in 2005, and more than 65% of the current housing stock was built prior to 1980.

•	Increase in average home size. The average home size increased over 35% from 1,785 square feet in 1985 to 2,434 square feet in 2005.

•	Favorable mortgage interest rates. Despite recent increases, mortgage interest rates over the past few years have been at historically low levels.
     As a result of these drivers, according to the U.S. Census Bureau, total annual expenditures for residential improvements and repairs increased from $121.9 billion in 1993 to $231.0 billion in 2006.
     In the short term, however, the housing market has weakened and demand for exterior residential building products has declined. Sales of existing single-family homes have decreased from levels experienced over the past few years, the inventory of homes available for sale has increased, and housing appreciation has moderated. In addition, the pace of new home construction has slowed dramatically, as evidenced by declines throughout 2006 in single-family housing starts and announcements from home builders of significant decreases in their orders. Lastly, mortgage interest rates have increased over the levels experienced in recent years; however, rates remain below long-term historical averages. These factors increase the variability of demand the Company’s building products in the short-term.

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
     Products. The Company’s principal product offerings are vinyl windows, vinyl siding, aluminum trim coil, and aluminum and steel siding and accessories. Vinyl windows and vinyl siding together comprise approximately 60% of the Company’s net sales, while aluminum and steel products comprise approximately 18%.
     The Company manufactures and distributes vinyl windows in the premium, standard and economy categories, primarily under the Alside®, Revere®, and Gentek® brand names. Vinyl window quality and price vary across categories and are generally based on a number of differentiating factors including method of construction and materials used. Premium and standard windows are primarily geared toward the repair and remodeling segment, while economy products are typically used in new construction applications. The Company’s vinyl windows are available in a broad range of models, including fixed, double and single hung, horizontal sliding, casement and decorative bay and bow, as well as patio doors. All of the Company’s windows for the repair and remodeling market are made to order and are custom-fitted to existing window openings. Additional features include frames that do not require painting, tilt-in sashes for easy cleaning, and high-energy efficiency glass packages. Most models offer multiple finish and glazing options, and substantially all are accompanied by a limited lifetime warranty. Key offerings include Excalibur®, a fusion-welded window featuring a slim design; Performance Series™, a new construction product with superior strength and stability; and UltraMaxx®, an extra-thick premium window available in light oak, dark oak and cherry woodgrain interior finishes.
     The Company manufactures and distributes vinyl siding and related accessories in the premium, standard and economy categories, primarily under the Alside®, Revere® and Gentek® brand names. Vinyl siding quality and price vary across categories and are generally based on rigidity, thickness, impact resistance and ease of installation, as well as other factors. Premium and standard siding products are primarily geared towards the repair and remodeling segment, while economy products are typically used in new construction applications. The Company’s vinyl siding is textured to simulate wood lap siding or shingles and is available in clapboard, Dutch lap and board-and-batten styles. Products are available in a wide palette of colors to satisfy individual aesthetic tastes. The Company also offers specialty siding products such as shakes and scallops, beaded siding, insulated siding, extended length siding and variegated siding. The Company’s product line is complemented by a broad array of color and style-matched accessories, including soffit, fascia and other components, which enable easy installation and provide numerous appearance options. All of the Company’s siding products are accompanied by limited 50 year to lifetime warranties. Key offerings include Charter Oak®, a premium product whose exclusive TriBeam™ design system provides superior rigidity; Prodigy®, a premium product that offers an insulating underlayment with a surface texture of genuine milled lumber; CenterLock®, an easy-to-install product designed for maximum visual appeal; and Landscape®, an economy product featuring a premium look.
     The Company’s metal offerings include aluminum trim coil and flatstock, as well as aluminum and steel siding and accessories. These products are available in a broad assortment of colors, styles and textures and are color-matched to vinyl and other metal product lines with special features including multi-colored paint applications, which replicate the light and dark tones of the grain in natural wood. The Company offers steel siding in a full complement of profiles including 8”, vertical and Dutch lap. The Company manufactures aluminum siding and accessories in economy, standard and premium grades in a broad range of profiles to appeal to various geographic and contractor preferences. While aluminum siding sales are limited to niche markets particularly in Canada, aluminum accessories enjoy popularity in vinyl siding applications. All aluminum soffit colors match or complement the Company’s core vinyl siding colors, as well as those of several of the Company’s competitors.
     The Company manufactures a broad range of painted and vinyl coated aluminum trim coil and flatstock for application in siding projects. The Company’s innovative Color Clear Through® and ColorConnectTM programs match core colors across its vinyl, aluminum and steel product lines, as well as those of other siding manufacturers. Trim coil and flatstock products are installed in most siding projects, whether vinyl, brick, wood, stucco, or metal, and are used to seal exterior corners, fenestration and other areas. These products are typically formed on site to fit such surfaces. As a result, due to its superior pliability, aluminum remains the preferred material for these products and is rarely substituted for other materials. Trim coil and flatstock represent a majority of the Company’s metal product sales.
     The Company continues to maintain distinct separation of the Revere® and Gentek® brands from the Company’s Alside® brand by continuing to offer differentiated product, sales and marketing support. A summary of the Company’s window and siding product offerings is presented in the table below according to the Company’s product line classification:

Product Line	Window	Vinyl Siding	Steel Siding	Aluminum Siding
Premium	Advantage Preservation Regency Sequoia Select Sheffield Sovereign UltraMaxx	Berkshire Beaded Bennington Board and Batten Centennial Beaded CenterLock Charter Oak Northern Forest Preservation Prodigy Sequoia Sovereign Select Williamsport	Cedarwood Driftwood Gallery Series SuperGuard SteelTek SteelSide Universal	Cedarwood Vin.Al.Wood Deluxe

Standard	Alpine 80 Series Berkshire Excalibur Fairfield 80 Series Geneva Sierra Signature	Advantage III Advantage Plus Amherst Concord Fair Oaks Odyssey Plus Seneca Signature Supreme Somerville III

Economy	Alpine 70 Series Amherst Blue Print Series Centurion Concord Fairfield 70 Series New Construction Performance Series	Aurora Brushed Aurora Driftwood Conquest Driftwood Landscape		Woodgrain Series
     The Company produces vinyl fencing and railing under the brand name UltraGuard®, consisting of both agricultural and residential vinyl fencing. The Company primarily markets its fencing and railing through independent dealers. Based on current and projected operating results for its vinyl fencing and railing product lines, the Company concluded that certain machinery and equipment, trademarks, and patents used to manufacture these products were impaired during the fourth quarter of 2006 as their carrying values exceeded fair value by $2.6 million. Revenues associated with fence and rail products totaled approximately $21.6 million, $25.9 million and $27.1 million for the 2006, 2005 and 2004 fiscal years, respectively. A continued decline in revenues from this product line is not expected to have a material effect on the Company’s future results of operations. The Company currently intends to continue to manufacture and sell vinyl fencing and railing products to support its existing customer base.

     To complete its line of exterior residential building products, the Company also distributes building products manufactured by other companies. These products include roofing materials, insulation, exterior doors, vinyl siding in a shake and scallop design, and installation equipment and tools.
     Marketing and Distribution. The Company markets exterior residential building products to more than 50,000 professional home improvement and new construction contractors primarily through a North American distribution network of 126 supply centers. Traditionally, most windows and siding are sold to the home remodeling marketplace through independent distributors. The Company believes that it and Owens Corning are the only two major vinyl window and siding manufacturers that market their products primarily through company-owned distribution centers. Approximately 70% of the Company’s total net sales are made through its supply centers.
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
     Each of the Company’s supply centers is evaluated as a separate profit center, and compensation of supply center personnel is based in part on the supply center’s operating results. Decisions to open new supply centers, and to close or relocate existing supply centers, are based on the Company’s continuing assessment of market conditions and individual location profitability. The Company continues to review the marketplace in order to decide which major metropolitan areas would be most advantageous to open new supply centers in the future. At the present time, the Company plans to open three new supply centers in 2007.
     Through many of its supply centers, the Company provides full-service product installation of its vinyl siding and vinyl window products, principally to new homebuilders who value the importance of installation services. The Company also provides installation services for vinyl replacement windows through several of its supply centers.
     The Company also sells the products it manufactures directly to dealers and distributors in the United States, many of which operate in multiple locations. Independent distributors comprise the industry’s primary market channel for the types of products that the Company manufactures and, as such, remain a key focus of the Company’s marketing activities. The Company provides these customers with distinct brands and differentiated product, sales and marketing support. The Company’s distribution partners are carefully selected based on their ability to drive sales of the Company’s products, high customer service levels and other performance factors. The Company believes that its strength in independent distribution provides it with a high level of operational flexibility because it allows it to penetrate key markets without deploying the necessary capital to establish a company-owned supply center. Sales to independent distributors and dealers account for approximately 30% of the Company’s net sales. Despite their aggregate lower percentage of total sales, the Company’s largest individual customers are among its direct dealers and independent distributors. The Company has no customers that accounted for 10% or more of its net sales during 2006, 2005 or 2004.
     Manufacturing. The Company fabricates vinyl windows at its facilities in Cuyahoga Falls, Ohio, Bothell, Washington, Cedar Rapids, Iowa, Kinston, North Carolina, Yuma, Arizona and London, Ontario. The Company operates a vinyl extrusion facility in West Salem, Ohio and manufactures its vinyl siding products at its facilities in Ennis, Texas and Burlington, Ontario. The Company also has two metal manufacturing facilities located in Woodbridge, New Jersey and Pointe Claire, Quebec. In 2005, the Company closed its vinyl siding manufacturing plant located in Freeport, Texas and moved the volume to the Ennis, Texas vinyl siding plant. The plant consolidation resulted in total charges of $8.4 million. The Company believes it has sufficient capacity at its other facilities to meet anticipated sales of vinyl siding and accessories.
     The Company’s window fabrication plants in Cuyahoga Falls, Ohio, Kinston, North Carolina, Cedar Rapids, Iowa and London, Ontario each use vinyl extrusions manufactured by the West Salem, Ohio extrusion facility for a portion of their production requirements and utilize high speed welding and cleaning equipment for their welded window products. By internally producing a portion of its vinyl extrusions, the Company believes it achieves significant cost savings and higher product quality compared to purchasing these materials from third-party suppliers. The Company’s Bothell, Washington facility produces its glass inserts, but has a long-term contract to purchase its vinyl extrusions from a third-party supplier. The Company completed construction of a new window manufacturing facility in Yuma, Arizona in 2005. The Yuma plant, which began window production in the third quarter of 2005, was built to meet growing product demand in the Company’s Western markets and to alleviate capacity constraints at the Company’s Bothell, Washington window plant.
     The Company’s window plants generally operate on a single shift basis utilizing both a second shift and increased numbers of leased production personnel to meet higher seasonal needs. The Company’s vinyl extrusion plants generally operate on a three-shift basis to optimize equipment productivity and utilize additional equipment to increase capacity to meet higher seasonal needs.
     Raw Materials. The principal raw materials used by the Company are vinyl resin, aluminum, steel, resin stabilizers and pigments, packaging materials, window hardware, and glass, all of which are available from a number of suppliers. The Company has a contract with its resin supplier through December 2008 to supply substantially all of its vinyl resin requirements. The Company believes that other suppliers could also meet its requirements for vinyl resin beyond 2008 on commercially acceptable terms. The price of vinyl resin increased significantly during 2005, and has remained at historically elevated levels during 2006, as a result of the impact of Hurricanes Katrina and Rita which caused a significant increase in energy costs. With respect to aluminum, the Company utilizes multiple suppliers to fulfill its requirements. Prices for aluminum and steel also increased in each of the past three years, with London Metal Exchange pricing for aluminum reaching record levels in 2006. To offset the inflation of raw materials, the Company implemented two price increases in 2005 — one in the first quarter of the year and a subsequent increase in the fourth quarter of the year — to offset the increases in vinyl resin and aluminum costs. Due to the continued rise in aluminum costs, the Company announced further price increases on its aluminum products in the first, second and fourth quarters of 2006. While the Company believes that any significant future cost increases will be offset by price increases to its customers, there can be no assurances that the Company will be able to achieve any future price increases. In addition, there may be a delay from quarter to quarter between the timing of raw material cost increases and price increases on the Company’s products.
     Competition. The Company believes that no company within the exterior residential building products industry competes with it on both the manufacturing and distribution levels, except for Owens Corning. In February 2007, Owens Corning announced that they are reviewing strategic alternatives for their vinyl siding operations. At the present time, the Company is uncertain as to the impact on the exterior residential building products industry of Owens Corning’s potential actions. Additionally, there are numerous small and large manufacturers of exterior residential building products, some of which are larger in size and have greater financial resources than the Company. The Company competes with Owens Corning and numerous large and small distributors of building products in its capacity as a distributor of these products. The Company believes that it has approximately 12% of the U.S. vinyl siding market and approximately 30% of the Canadian vinyl siding market.

     The Company believes that it is one of the largest manufacturers in the highly fragmented North American market for vinyl windows. The Company believes that the window fabrication industry will continue to experience consolidation due to the increased capital requirements for manufacturing welded vinyl windows. The trend towards welded windows, which require more expensive production equipment as well as more sophisticated information systems, has driven these increased capital requirements. The Company generally competes on price, product performance, and sales, service and marketing support. The Company also faces competition from alternative materials: wood and aluminum in the window market, and wood, masonry and fiber cement in the siding market. An increase in competition from other building product manufacturers and alternative building materials may adversely impact the Company’s business and financial performance. Over the past several years, there has been an increasing amount of consolidation within the exterior residential building products industry.
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
BACKLOG
     The Company does not have material long-term contracts. The Company’s backlog is subject to fluctuation due to various factors, including the size and timing of orders and seasonality for the Company’s products and is not necessarily indicative of the level of future sales. The Company did not have a significant manufacturing backlog at December 30, 2006.
ACQUISITIONS AND DIVESTITURES
     On August 29, 2003, AMI acquired all of the issued and outstanding shares of the capital stock of Gentek Holdings, Inc. the parent company of Gentek Building Products, Inc. and Gentek Building Products Limited, collectively referred to as “Gentek”. Gentek manufactures and distributes vinyl windows, vinyl siding, aluminum trim coil, and aluminum and steel siding and accessories under the Revere® and Gentek® brand names. Gentek markets its products to professional contractors on a wholesale basis through 9 company-owned distribution centers in the mid-Atlantic region of the United States and 24 company-owned distribution centers in Canada, as well as approximately 180 independent distributors in the United States. The acquisition was completed to expand the Company’s presence in the independent distributor market channel, to capitalize on synergy opportunities related to the vertical integration of the metals products manufactured by Gentek and sold in the Company’s Alside supply centers, and to benefit from raw material savings resulting from increased purchasing leverage.
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
TRADEMARKS, PATENTS AND OTHER INTANGIBLE ASSETS
     The Company has registered and nonregistered trade names and trademarks covering the principal brand names and product lines under which its products are marketed. The allocation of purchase price from the April 2002 merger transaction resulted in $98.7 million in trademarks and trade names of which $24.0 million had remaining useful lives at the time of the merger of 15 years and $74.7 million have indefinite lives. The indefinite lived intangible assets consisted of the UltraGuard® trademark and the Alside® trade name. The allocation of purchase price also resulted in $6.8 million of patents with estimated useful lives at the time of the merger of 10 years. The Company has obtained patents on certain claims associated with its siding, fencing and railing products, which the Company believes distinguish Alside’s products from those of its competitors. As the result of declining revenues for vinyl fence and rail products utilizing the UltraGuard® trademark and patent technology, and the projected future revenues for these products, the UltraGuard® trademark and patent technology was concluded to be impaired during 2006 as their carrying values exceeded their estimated fair value by approximately $1.0 million for the trademark and approximately $0.2 million for the patents. The impairment recorded against the UltraGuard® trademark and patents, coupled with an impairment of $1.4 million against certain machinery and equipment used to manufacture fence and rail products, resulted in a total impairment charge of $2.6 million against long-lived assets used for UltraGuard® products.
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
GOVERNMENT REGULATION AND ENVIRONMENTAL MATTERS
     The Company is subject to various U.S. and Canadian environmental statutes and regulations, including those addressing materials used in the manufacturing of its products, discharge of pollutants into the air, water and soil, treatment, transport, storage and disposal of solid and hazardous wastes, and remediation of soil and groundwater contamination. Such laws and regulations may also impact the availability of materials used in manufacturing the Company’s products. From time to time, the Company’s facilities are subject to investigation by governmental regulators. The Company believes it is in material compliance with applicable environmental requirements, and does not expect these requirements to result in material expenditures in the foreseeable future.
     For additional information regarding pending proceedings relating to environmental matters, see Item 3. “Legal Proceedings.”
EMPLOYEES
     The Company’s employment needs vary seasonally with sales and production levels. As of December 30, 2006, the Company had approximately 3,111 full-time employees, including approximately 1,612 hourly workers. Additionally, the Company had approximately 312 employees in the United States and 286 employees in Canada located at unionized facilities covered by collective bargaining agreements. Approximately 7% of the Company’s employees are covered by collective bargaining agreements that expire within one year. The Company considers its labor relations to be good.
     The Company utilizes leased employees to supplement its own workforce at its manufacturing facilities. The aggregate number of leased employees in the manufacturing facilities on a full-time equivalency basis is approximately 1,300 workers.
FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
     All of the Company’s business operations are located in the United States and Canada. Revenue from external customers in foreign countries was approximately $221 million, $189 million, and $169 million in 2006, 2005, and 2004, respectively, and was primarily derived from customers in Canada. The Company’s remaining revenue totaling $1,029 million, $984 million, and $925 million in 2006, 2005, and 2004, respectively, was derived from U.S. customers. At December 30, 2006, long-lived assets totaled approximately $33 million in Canada and $458 million in the U.S. At December 31, 2005, those amounts were $34 million and $475 million, respectively. At January 1, 2005, those amounts were $34 million and $482 million, respectively. The Company is exposed to risks inherent in any foreign operation, including foreign exchange rate fluctuations. For further information on foreign currency exchange risk, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Exchange Rate Risk.”
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
     The Company has a substantial amount of indebtedness, which will require significant interest payments. As of December 30, 2006, the Company had approximately $623.0 million of indebtedness and interest expense for the year ended December 30, 2006 was approximately $70.0 million, including $36.5 million of accreted interest. Approximately $106.0 million of such debt is variable rate debt and the effect of a 1% increase or decrease in interest rates would increase or decrease such total annual interest expense by approximately $1.1 million.
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
     The Company’s parent company also has significant indebtedness. At December 30, 2006, AMH II had approximately $80.7 million of debt. Total AMH II debt, including that of its consolidated subsidiaries, was approximately $703.6 million as of December 30, 2006. Although the Company does not guarantee such indebtedness and has no legal obligation to make payments on such indebtedness, AMH II has no operations of its own and it must receive distributions, payments and loans from its subsidiaries to satisfy its obligations under the 13 5/8% notes. The Company declared dividends totaling $7.7 million during 2006 and expects to declare additional dividends totaling $8.0 million during 2007 to fund AMH II’s scheduled interest payments on its 13 5/8% notes. An acceleration of the Company’s credit facility, the 9 3/4% notes or the 11 1/4% notes as a result of future default would have a material adverse effect on the Company’s ability to make further distributions or other payments and loans to its parent company. In addition, the terms of the indentures governing AMI’s 9 3/4% notes, senior credit facility and AMH’s 11 1/4% notes significantly restrict AMH and its subsidiaries from paying dividends and otherwise transferring assets to AMH II. Also, Delaware law may restrict the Company’s ability to make certain distributions, which the Company evaluates on an ongoing basis. If the Company is unable to distribute sufficient funds to its parent company to allow it to make required payments on its debts, AMH II may be required to refinance all or part of its indebtedness, borrow additional funds or seek additional capital. AMH II may not be able to refinance its indebtedness or borrow funds on acceptable terms. No cash distributions from AMI will be needed in order to satisfy AMH’s interest payment obligations under the 11 1/4% notes until September 1, 2009. Any default on such notes resulting from the Company’s inability to make sufficient distributions at that time could have a material adverse effect on the Company. If a default occurs under the 13 5/8% notes, the holders of such notes could elect to declare such indebtedness due and payable and exercise their remedies under the indenture governing the 13 5/8% notes, which could have a material adverse effect on the Company.
     If AMH II defaults on its debt obligations, it could result in a change in control.
     The Company’s parent company, AMH II, is a holding company whose assets consist primarily of the Company’s capital stock. As of December 30, 2006, AMH II had approximately $80.7 million of indebtedness, which requires annual cash interest payments of approximately $8.0 million. If AMH II defaults on its payment obligations under its indebtedness, its creditors may be able to seize AMH II’s common stock. Should the creditors elect to foreclose on the stock, it would result in a change of control of AMH II. There can be no assurance that AMH II will not default in a manner giving its creditor a right to seize its stock. A change of control of AMH II could cause a change of control under the indentures governing the 9 3/4% notes, the 11 1/4% notes and the AMI credit facility. Upon a change of control, subject to certain conditions, each holder of the 9 3/4% notes may require AMI to repurchase all or a portion of the outstanding 9 3/4% notes at 101% of the principal amount thereof, together with any accrued and unpaid interest to the date of repurchase and each holder of the 11 1/4% notes may require AMH to repurchase all or a portion of the outstanding 11 1/4% notes at 101% of the accreted value amount thereof, together with any accrued and unpaid interest to the date of repurchase. In addition, the creditors under the credit facility may declare all outstanding indebtedness thereunder as due and payable. There is no assurance that AMI or AMH will have sufficient funds available at the time of any change of control to make required repurchases of tendered notes or repay all outstanding indebtedness under the credit facility.
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
     The indentures relating to the 9 3/4% notes and the 11 1/4% notes and AMI’s second amended and restated credit agreement governing the credit facility will permit the Company, subject to specified conditions, to incur a significant amount of additional indebtedness. In addition, the Company may incur an additional $90.0 million of indebtedness under the revolving portion of its credit facility. If the Company incurs additional debt, the risks associated with its substantial leverage, including its ability to service its debt, would increase.

     The right to receive payments on the 9 3/4% notes and guarantees is subordinated to AMI’s senior debt.
     Payment on the 9 3/4% notes and guarantees is subordinated in right of payment to all of the Company’s and its guarantors’ senior debt. As of December 30, 2006, the 9 3/4% notes and the related guarantees were subordinated to approximately $106.0 million of senior debt. In addition as of December 30, 2006, $80.8 million of senior debt was available for borrowing under the revolving portion of its credit facility. As a result, upon any distribution to creditors or the creditors of the guarantors in a bankruptcy, liquidation, reorganization or similar proceeding relating to the Company or its guarantors or its or their property, the holders of the senior debt will be entitled to be paid in full in cash before any payment may be made on the 9 3/4% notes or the guarantees thereof. In these cases, the Company and its guarantors may not have sufficient funds to pay all of its creditors, and holders of the 9 3/4% notes may receive less, ratably, than the holders of AMI’s senior debt. In addition, all payments on the 9 3/4% notes and the related guarantees will be blocked in the event of a payment default on the designated senior debt and may be blocked for up to 179 consecutive days in the event of certain non-payment defaults on designated senior debt.
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
     The exterior residential building products industry is cyclical and downturns in the industry or the economy could negatively affect the Company’s operating results.
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

     Changes in raw material costs and availability can adversely affect the Company’s profit margins.
     The principal raw materials used by the Company are vinyl resin, aluminum, steel, resin stabilizers and pigments, packaging materials, window hardware, and glass, all of which have historically been subject to price changes. Raw material pricing on the Company’s key commodities have increased significantly over the past two years. The Company believes that aluminum and steel prices will continue to be volatile, while the Company anticipates that vinyl resin costs will moderate in 2007; however, there can be no assurances that this will occur. The Company announced price increases on all vinyl siding products and a surcharge on vinyl windows that became effective during the fourth quarter of 2005. The Company also announced price increases on its aluminum products in December 2005, February 2006, June 2006 and November 2006. These announced price increases, along with the Company’s price increases on certain of its products announced in the first quarter of 2005 and throughout 2004, were intended to offset the raw material inflation. However, there can be no assurance that the Company will be able to maintain these selling price increases. In addition, there may be a delay from quarter to quarter between the timing of raw material cost increases and price increases on the Company’s products. Additionally, the Company relies on its suppliers for deliveries of raw materials. If any of the Company’s suppliers were unable to deliver raw materials to the Company for an extended period of time, the Company may not be able to meet its raw material requirements through other raw material suppliers without incurring a material adverse impact on its operations.
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
     The Company has accounted for the April 2002 merger transaction and the acquisition of Gentek using the purchase method of accounting. The purchase price has been allocated to assets and liabilities based on the fair values of the assets acquired and the liabilities assumed. The excess of cost over fair value of the new identifiable assets acquired has been recorded as goodwill. These purchase price allocations have been made based upon valuations and other studies. As a result of these transactions, the Company has approximately $105.5 million of other intangible assets and $231.3 million of goodwill. As the result of declining revenues for vinyl fence and rail products utilizing the UltraGuard® trademark and patent technology, and the projected future revenues for these products, the UltraGuard® trademark and patent technology was concluded to be impaired during 2006 as their carrying values exceeded their estimated fair value by approximately $1.2 million. The impairment recorded against the UltraGuard® trademark and patents, coupled with an impairment of $1.4 million against certain machinery and equipment used to manufacture fence and rail products, resulted in a total impairment charge of $2.6 million against long-lived assets used for UltraGuard® products. Given the significant amount of goodwill and other intangible assets, any additional future impairment of the goodwill and other intangible assets recorded could have an adverse effect on the Company’s financial condition and results of operations.
     The Company is controlled by affiliates of Investcorp S.A. and Harvest Partners, Inc., whose interests may be different than other investors.
     By reason of their ownership of the Company’s parent company, affiliates of Investcorp and Harvest Partners have the ability to designate a majority of the members of the board of directors of the Company and its parent company, with each having the right to designate three of the seven members, with the seventh board seat being occupied by the chief executive officer of the Company. Investcorp and Harvest Partners will control actions to be taken by the Company’s stockholder and/or board of directors, including amendments to the Company’s certificate of incorporation and by-laws and approval of significant corporate transactions, including mergers and sales of substantially all of the Company’s assets. The interests of Investcorp and Harvest Partners and their affiliates’ interests may be materially different than other stakeholders in the Company. For example, Investcorp and Harvest Partners may cause the Company to pursue a growth strategy, which could impact the Company’s ability to make payments under the indentures governing the 9 3/4% notes, the 11 1/4% notes and the credit facility or cause a change of control. In addition, to the extent permitted by the indentures and the credit facility, Investcorp and Harvest Partners may cause the Company to pay dividends rather than make capital expenditures.
     The Company may incur significant, unanticipated warranty claims.
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
     Also, the Company cannot be certain that it has identified all environmental matters giving rise to potential liability. Its past use of hazardous materials, releases of hazardous substances at or from currently or formerly owned or operated properties, newly discovered contamination at any of its current or formerly owned or operated properties, or more stringent future environmental requirements (or stricter enforcement of existing requirements), or its inability to enforce indemnification agreements, could result in increased expenditures or liabilities which could have an adverse effect on its business and financial condition. Any judgment in an environmental proceeding entered against the Company or its subsidiary that is greater than $10.0 million and is not discharged, paid, waived or stayed within 60 days after becoming final and non-appealable would be an event of default in the indentures governing the 9 3/4% notes and the 11 1/4% notes. For further details regarding environmental matters giving rise to potential liability, see Item 3. “Legal Proceedings.”
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
     The Company also operates 126 supply centers in major metropolitan areas throughout the United States and Canada. Except for one owned location in Akron, Ohio, the Company leases its supply centers for terms generally ranging from five to seven years with renewal options. The supply centers range in size from 6,000 square feet to 50,000 square feet depending on sales volume and the breadth and type of products offered at each location.
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
     The Company completed the sale of its former manufacturing facility in Freeport, Texas during 2006.
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
     Certain environmental laws, including the federal Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, (“CERCLA”), and comparable state laws, impose strict, and in certain circumstances joint and several, liability upon specified responsible parties, which include certain former owners and operators of waste sites designated for clean up by environmental regulators. A facility in Lumber City, Georgia, which was initially owned by USX Corporation (“USX”), subsequently owned by the Company and then subsequently owned by Amercord, a company in which the Company held a minority interest, is undergoing soil and groundwater investigation, pursuant to a Consent Order entered into by Amercord with the Georgia Department of Natural Resources in 1994. The Company is not a party to the Consent Order. The Company understands that soil and groundwater in certain areas of the site (including in the area of two industrial waste landfills) are being investigated under CERCLA by the United States Environmental Protection Agency to determine whether remediation of those areas may be required and whether the site should be listed on the state or federal list of priority sites requiring remediation. Amercord does not have adequate financial resources to carry out additional remediation that may be required, and if substantial remediation is required, claims may be made against the Company, which could result in material expenditures. If costs related to the remediation of this site are incurred, the Company and USX have agreed to share in those costs; however, there can be no assurance that USX can or will make the payments.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
     On August 22, 2006, the Company’s stockholder unanimously approved the proposal to elect Thomas N. Chieffe to the Board of Directors effective October 2, 2006.
     On September 11, 2006, the Company’s stockholder unanimously approved the proposal to amend the Amended and Restated Articles of Incorporation.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION
     There is no established public trading market for AMH’s common equity securities.
HOLDERS
     As of March 19, 2007, AMH II is the Company’s sole record holder of AMH’s common stock.
DIVIDENDS
     AMI’s credit facility and the indentures governing AMI’s 9 3/4% notes and AMH’s 11 1/4% notes restrict dividend payments by the Company. During 2006, the Company declared dividends in the first and third quarters totaling approximately $7.7 million to AMH II. The dividends were used to fund AMH II’s scheduled interest payments on its 13 5/8% notes.
     In the first quarter of 2005, the Company made an intercompany loan of $33.7 million to AMH II. Subsequently, a dividend was declared by the Company in forgiveness of the intercompany loan. In the third quarter of 2005, the Company declared a dividend of approximately $4.6 million to AMH II. The dividend was used to fund AMH II’s scheduled interest payment on its 13 5/8% notes.
     The Company did not pay dividends in 2004.
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
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
     The following table sets forth certain information as of December 30, 2006 concerning the equity compensation plans under which equity securities of AMH are authorized for issuance:

Number of securities
remaining available
for future issuance
under equity
	Number of Securities to	Weighted-average	compensation plans
	be issued upon exercise	exercise price of	(excluding securities
	of outstanding options,	outstanding options,	reflected in
	warrants and rights	warrants and rights	column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by stockholders(1)(2)	272,380	$8.19	—
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	272,380	$8.19	—

(1)	Equity compensation plans approved by stockholders consist of the Associated Materials Holdings Inc. 2002 Stock Option Plan (the “2002 Plan”).

(2)	Consists of shares of AMH’s Class B non-voting common stock that may be issued upon exercise of the outstanding options under the 2002 Plan. In connection with the December 2004 recapitalization transaction, each holder of such options entered into an agreement with AMH II whereby such option holders agreed, upon the exercise of any such options under the 2002 Plan, to automatically contribute to AMH II the AMH shares issued upon any such option exercise, in exchange for an equivalent number and class of shares of AMH II. For additional information about the 2002 Plan, see Item 11. “Executive Compensation”
     An equity compensation plan is also maintained by AMH’s parent company, AMH II. For additional information about such equity compensation plan, see Item 11. “Executive Compensation”.
RECENT SALES OF UNREGISTERED SECURITIES
     None.
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS
     None.

ITEM 6. SELECTED FINANCIAL DATA
     The selected financial data set forth below for the five-year period ended December 30, 2006 was derived from the audited consolidated financial statements of the Company. The Company’s results of operations prior to the date of the April 2002 merger transaction are presented as the results of the Predecessor. The results of operations, including the April 2002 merger transaction and results thereafter, are presented as the results of the Successor. In addition, the Company completed the sale of its AmerCable division on June 24, 2002. AmerCable’s results through April 18, 2002 are included in the results of continuing operations of the Predecessor. Subsequent to April 18, 2002, AmerCable’s results are presented as discontinued operations of the Successor as it was the Successor’s decision to divest this division. The Company’s results of operations also include the results of Gentek subsequent to its acquisition, which was completed on August 29, 2003. The data should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, related notes and other financial information included elsewhere in this report.

	108 Days	257 Days			Year	Year
	Ended	Ended	Year Ended	Year Ended	Ended	Ended
	April 18,	December 31,	January 3,	January 1,	December 31,	December 30,
	2002	2002	2004	2005	2005	2006
	Predecessor	Successor
			(In thousands)
Income Statement Data:
Net sales	$180,230	$449,324	$779,836	$1,093,959	$1,173,591	$1,250,054
Cost of sales	130,351	317,077	561,525	804,951	906,267	947,776

Gross profit	49,879	132,247	218,311	289,008	267,324	302,278
Selling, general and administrative expenses	43,272	86,097	149,571	184,524	198,493	203,844
Impairment of long-lived assets (1)	—	—	—	—	—	3,423
Transaction costs:
Bonuses(2)	—	—	—	36,811	—	—
Stock option compensation expense(3)	—	—	—	30,838	—	—
Facility closure costs, net(4)	—	—	—	4,535	3,956	(92)

Income from operations	6,607	46,150	68,740	32,300	64,875	95,103
Interest expense(5)	2,068	16,850	27,369	53,221	65,592	69,954
Foreign currency (gain) loss	—	—	(548)	387	781	(703)
Recapitalization transaction costs(6)	—	—	—	16,297	—	—
Merger transaction costs (7)	9,319	—	—	—	—	—
Debt extinguishment costs(8)(9)	—	7,579	—	—	—	—

Income (loss) before income taxes	(4,780)	21,721	41,919	(37,605)	(1,498)	25,852
Income taxes (benefit)	977	9,016	17,388	(10,379)	(1,804)	17,893

Income (loss) from continuing operations	(5,757)	12,705	24,531	(27,226)	306	7,959
Loss from discontinued operations, net	—	(521)	—	—	—	—

Net income (loss)	$(5,757)	$12,184	$24,531	$(27,226)	$306	$7,959

Other Data:
Cash provided by (used in) operating activities	$(18,258)	$42,577	$55,976	$21,005	$48,315	$68,300
Capital expenditures	3,817	8,938	12,689	18,741	20,959	14,648
Cash used in investing activities(8)	(3,597)	(346,993)	(123,510)	(18,651)	(20,877)	(11,740)
Cash provided by (used in) financing activities(8)	(245)	311,745	58,738	50,908	(73,300)	(53,863)

Balance Sheet Data (end of period):
Working capital		$88,546	$113,698	$198,149	$152,598	$149,459
Total assets		565,537	721,004	858,490	823,516	793,865
Long-term debt, less current maturities		242,408	305,000	621,981	632,478	622,967

(1)	The Company recorded an impairment charge of $2.6 million against certain machinery and equipment, trademarks, and patents used to manufacture its fence and rail products during 2006 as their carrying values exceed their fair value. In addition, due to changes in the Company’s information technology and business strategies, $0.8 million of software and other equipment was considered impaired.

(2)	Represents bonuses paid to certain members of management and a director in conjunction with the March 2004 dividend recapitalization and the December 2004 recapitalization transaction of $14.5 million and $22.3 million, respectively.

(3)	Represents stock option compensation expense recognized in connection with the December 2004 recapitalization transaction resulting from the exercise and redemption of certain stock options.

(4)	Represents one-time costs associated with the closure of the Freeport, Texas manufacturing facility consisting primarily of asset impairments of approximately $3.7 million, equipment relocation costs of approximately $0.3 million, severance benefits of approximately $0.3 million and contract termination costs of approximately $0.2 million for the year ended January 1, 2005 and relocation costs for certain equipment of approximately $1.9 million, inventory relocation costs of approximately $1.5 million, facility shut down costs of approximately $0.4 million and contract termination costs of approximately $0.2 million for the year ended December 31, 2005. Amounts recorded during 2006 resulted in a net gain of approximately $0.1 million, including the gain realized upon the final sale of the facility, partially offset by other non-recurring expenses associated with the closure of the facility.

(5)	The years ended December 30, 2006, December 31, 2005 and January 1, 2005 include $37.5 million, $33.7 million and $25.4 million, respectively, of interest expense related to the 11 1/4% notes, which is comprised of accretion of $36.5 million, $32.6 million and $24.6 million, respectively. The years ended January 1, 2005 and January 3, 2004 include the write-off of $2.8 million and $3.9 million, respectively, of debt issuance costs as a result of amending and restating the Company’s credit facility.

(6)	Recapitalization transaction costs include $16.3 million of investment banking, legal and other expenses incurred as a result of the December 2004 recapitalization transaction.

(7)	Merger transaction costs include investment banking and legal fees incurred by the Predecessor in conjunction with the strategic review process and subsequent April 2002 merger transaction.

(8)	Debt extinguishment costs include $4.9 million for the extinguishment of substantially all of the Successor’s assumed 9 1/4% notes and $2.7 million for the expense of financing fees related to an interim credit facility utilized for the April 2002 merger transaction, which was repaid shortly thereafter.

(9)	In 2003, the Company adopted FASB Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which among other provisions, required debt extinguishment costs incurred in prior periods to be reclassified and no longer presented as extraordinary items. As a result of adopting this standard, the Company reclassified debt extinguishment costs recorded in the second quarter of 2002.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
     The Company is a leading, vertically integrated manufacturer and North American distributor of exterior residential building products. The Company’s core products are vinyl windows, vinyl siding, aluminum trim coil, aluminum and steel siding and accessories. Vinyl windows comprise approximately 33%, vinyl siding comprises approximately 26%, metal products, which includes aluminum and steel products, comprise approximately 18%, and third party manufactured products comprise approximately 15% of the Company’s total net sales. These products are marketed under the Alside®, Revere® and Gentek® brand names and sold on a wholesale basis to more than 50,000 professional contractors engaged in home remodeling and new home construction principally through the Company’s North American network of 126 supply centers. Approximately 60% of the Company’s products are sold to contractors engaged in the home repair and remodeling market with 40% sold to the new construction market. The Company’s supply centers provide “one-stop shopping” to its contractor customers, carrying products, accessories and tools necessary to complete a vinyl window or siding project. In addition, the supply centers provide high quality product literature, product samples and installation training to these customers.
     Because its exterior residential building products are consumer durable goods, the Company’s sales are impacted by the availability of consumer credit, consumer interest rates, employment trends, changes in levels of consumer confidence, national and regional trends in new housing starts and general economic conditions. The Company’s sales are also affected by changes in consumer preferences with respect to types of building products. Overall, the Company believes the long-term fundamentals for the building products industry remain strong as the population continues to age, homes continue to get older, household formation continues to be strong and vinyl remains the optimal material for exterior cladding and window solutions, all of which bodes well for the demand for the Company’s products in the future. In the short term, however, the housing market has weakened. Sales of existing single-family homes have decreased from levels experienced over the past few years, the inventory of homes available for sale has increased, and housing appreciation has moderated. In addition, the pace of new home construction has slowed dramatically, as evidenced by declines throughout 2006 in single-family housing starts and announcements from home builders of significant decreases in their orders. Lastly, mortgage interest rates have increased over the levels experienced in recent years; however, rates remain below long-term historical averages. These factors increase the variability of demand for building products in the short-term.
          Due to the high price of oil and natural gas, strong overall consumption of raw materials and speculation in the commodities markets, the Company, along with the entire building products industry, experienced significant inflation during 2004 and 2005 in key raw material commodity costs — particularly for vinyl resin, aluminum and steel, as well as in other raw materials such as microingredients used in the Company’s vinyl products. This includes significant increases in the cost of vinyl resin in the fourth quarter of 2005 as a result of the impact of Hurricanes Katrina and Rita, which caused a significant increase in energy costs. In addition, London Metal Exchange pricing for aluminum began to increase during the second half of 2005, reaching record levels in 2006. To offset the inflation of raw materials, the Company announced price increases on certain of its product offerings in 2004 as well as in 2005. In addition, due to the overall higher cost of aluminum in 2006, the Company announced further price increases on its aluminum products in the first, second and fourth quarters of 2006. The Company believes that aluminum and steel prices will continue to be volatile, while the Company anticipates that vinyl resin costs will moderate in 2007; however, there can be no assurances that this will occur. The Company’s ability to maintain gross margin levels on its products during periods of rising raw material costs depends on the Company’s ability to obtain selling price increases. Further, the results of operations for individual quarters can and have been negatively impacted by a delay between the timing of raw material cost increases and price increases on the Company’s products. There can be no assurance that the Company will be able to maintain the selling price increases already implemented.
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
          The Company seeks to distinguish itself from other suppliers of residential building products and to sustain its profitability through a business strategy focused on increasing sales at existing supply centers, selectively expanding its supply center network, increasing sales through independent specialty distributor customers, developing innovative new products, expanding sales of third party manufactured products through its supply center network, and driving operational excellence by reducing costs and increasing customer service levels. The Company continues to review the marketplace in order to decide which major metropolitan areas would be most advantageous to open additional supply centers in the future. Presently, the Company plans to open three new supply centers in 2007.
     The Company is a wholly owned subsidiary of AMH II, which is controlled by affiliates of Investcorp and Harvest Partners. AMH and AMH II were incorporated in connection with the recapitalization transactions described below. AMH and AMH II do not have material assets or operations other than a direct or indirect ownership of the common stock of AMI. The Company operates on a 52/53 week fiscal year that ends on the Saturday closest to December 31st. The Company’s 2006, 2005 and 2004 fiscal years ended on December 30, 2006, December 31, 2005 and January 1, 2005, respectively.
RECAPITALIZATION TRANSACTIONS
     AMH was incorporated in Delaware on February 19, 2004. As part of a restructuring agreement dated as of March 4, 2004, stockholders and option holders of Holdings became stockholders and option holders of AMH. AMH has no material assets or operations other than its 100% ownership of Holdings, AMI’s direct parent company. On March 4, 2004, AMH completed an offering of $446 million aggregate principal at maturity of 11 1/4% senior discount notes. The total gross proceeds were approximately $258.3 million. In connection with the note offering, certain options to acquire preferred and common shares were exercised and the proceeds from the note offering were used to redeem all of AMH’s preferred stock including accrued and unpaid dividends, pay a dividend to AMH’s common stockholders and pay a bonus to certain members of the Company’s senior management and a director. Through Holdings, AMH contributed $14.5 million to AMI to pay the bonus. The completion of the aforementioned transactions constituted the March 2004 dividend recapitalization.
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
     On December 22, 2004, in connection with such transactions, AMI paid a bonus in the aggregate amount of approximately $22.3 million to certain members of AMI’s management and a director. Approximately $14.3 million of the bonus, including payroll taxes, was paid in cash on December 22, 2004, with promissory notes issued by AMI for the remaining $8.0 million. These promissory notes were settled in cash during the first quarter of fiscal year

2005. AMI incurred transaction related costs of $28.4 million, which includes $16.3 million paid for investment banking and legal expenses, which have been classified as recapitalization transaction costs in the Company’s statements of operations, and $12.1 million for financing related costs, which were recorded in other assets on the Company’s balance sheets as of December 30, 2006 and December 31, 2005. AMI issued promissory notes of $3.6 million in December 2004 for the payment of a portion of these fees related to the transaction, which were settled in cash in the first quarter of 2005. AMI also recognized stock compensation expense of $30.8 million, including payroll taxes, related to stock options exercised in the transaction. The completion of the aforementioned transactions constituted the December 2004 recapitalization transaction.
RESULTS OF OPERATIONS
     The following table sets forth for the periods indicated the results of the Company’s operations (in thousands):

	Years Ended
	December 30,		December 31,		January 1,
	2006		2005		2005
		% of Total		% of Total		% of Total
	Amount	Net Sales	Amount	Net Sales	Amount	Net Sales

Net sales	$1,250,054	100.0%	$1,173,591	100.0%	$1,093,959	100.0%

Gross profit	302,278	24.2	267,324	22.8	289,008	26.4

Selling, general and administrative expense	203,844	16.3	198,493	16.9	184,524	16.9

Impairment of long-lived assets	3,423	0.3	—	—	—	—

Transaction costs:
Bonuses	—	—	—	—	36,811	3.4
Stock option compensation expense	—	—	—	—	30,838	2.8

Facility closure costs, net	(92)	0.0	3,956	0.3	4,535	0.4

Income from operations	95,103	7.6	64,875	5.5	32,300	3.0
Interest expense, net	69,954		65,592		53,221
Foreign currency (gain) loss	(703)		781		387
Recapitalization transaction costs	—		—		16,297

Income (loss) before income taxes	25,852		(1,498)		(37,605)
Income taxes (benefit)	17,893		(1,804)		(10,379)

Net income (loss)	$7,959		$306		$(27,226)

Other Data:
EBITDA(1)(2)	$117,953		$84,569		$36,548
Adjusted EBITDA(1)(2)	123,193		93,625		125,416
Depreciation and amortization	22,147		20,475		20,932
Capital expenditures	14,648		20,959		18,741

          The following table sets forth for the periods presented a summary of net sales by principal product offering (in thousands):

	Years Ended
	December 30,	December 31,	January 1,
	2006	2005	2005
Vinyl windows	$411,295	$377,411	$338,050
Vinyl siding products	327,961	325,048	301,852
Metal products	224,676	205,426	199,854
Third party manufactured products	194,126	177,839	170,332
Other products and services	91,996	87,867	83,871

	$1,250,054	$1,173,591	$1,093,959

(1)	EBITDA is calculated as net income (loss) plus interest, taxes, depreciation and amortization. Adjusted EBITDA excludes certain items. The Company considers adjusted EBITDA to be an important indicator of its operational strength and performance of its business. The Company has included adjusted EBITDA because it is a key financial measure used by management to (i) assess the Company’s ability to service its debt and / or incur debt and meet the Company’s capital expenditure requirements; (ii) internally measure the Company’s operating performance; and (iii) determine the Company’s incentive compensation programs. In addition, AMI’s credit facility has certain covenants that use ratios utilizing this measure of adjusted EBITDA. Adjusted EBITDA has not been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Adjusted EBITDA as presented by the Company may not be comparable to similarly titled measures reported by other companies. Adjusted EBITDA is not a measure determined in accordance with GAAP and should not be considered as an alternative to, or more meaningful than, net income (as determined in accordance with GAAP) as a measure of the Company’s operating results or cash flows from operations (as determined in accordance with GAAP) as a measure of the Company’s liquidity. The reconciliation of the Company’s net income (loss) to EBITDA and adjusted EBITDA is as follows (in thousands):

	Years Ended
	December 30,	December 31,	January 1,
	2006	2005	2005

Net income (loss)	$7,959	$306	$(27,226)
Interest expense, net	69,954	65,592	53,221
Income taxes (benefit)	17,893	(1,804)	(10,379)
Depreciation and amortization	22,147	20,475	20,932

EBITDA	117,953	84,569	36,548
Foreign currency (gain) loss	(703)	781	387
Transaction costs — bonuses (i)	—	—	36,811
Transaction costs — stock option compensation expense (ii)	—	—	30,838
Recapitalization transaction costs (iii)	—	—	16,297
Amortization of management fee (iv)	500	4,000	—
Stock compensation expense	27	319	—
Facility closure costs, net (v)	(92)	3,956	4,535
Separation costs (vi)	2,085	—	—
Impairment charges (vii)	3,423	—	—

Adjusted EBITDA	$123,193	$93,625	$125,416

(i)	Represents bonuses paid to certain members of management and one director in conjunction with the March 2004 dividend recapitalization and the December 2004 recapitalization transaction of $14.5 million and $22.3 million, respectively.

(ii)	Represents stock option compensation expense recognized in connection with the December 2004 recapitalization transaction resulting from the exercise and redemption of certain stock options.

(iii)	Represents recapitalization transaction costs including investment banking, legal and other expenses incurred as a result of the December 2004 recapitalization transaction.

(iv)	Represents amortization of a prepaid management fee paid to Investcorp International Inc. in connection with the December 2004 recapitalization transaction.

(v)	Represents one-time costs associated with the closure of the Freeport, Texas manufacturing facility consisting primarily of asset impairments and equipment relocation expenses. Total pre-tax expenses related to the Freeport closing were $8.4 million.

(vi)	Represents separation costs, including payroll taxes and benefits, related to the resignation of Mr. Caporale, former Chairman, President and Chief Executive Officer of the Company by mutual agreement with the Company’s Board of Directors.

(vii)	Based on current and projected operating results for its vinyl fencing and railing product lines, the Company concluded that certain machinery and equipment, trademarks, and patents used to manufacture these products were impaired during the fourth quarter of 2006 as their carrying values exceeded their fair value by $2.6 million. In addition, due to changes in the Company’s information technology and business strategies, $0.8 million of software and other equipment was considered impaired.
     YEAR ENDED DECEMBER 30, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005
     Net sales increased 6.5% to $1,250.1 million for the year ended December 30, 2006 compared to $1,173.6 million for the same period in 2005 driven primarily by the continued realization of selling price increases implemented in late 2005 and early 2006, unit volume growth in the Company’s vinyl window operations, as well as the benefit from a stronger Canadian dollar. During the year ended December 30, 2006 compared to the same period in 2005, window unit volume increased by 6%, while vinyl siding unit volume decreased by 6%. The Company’s U.S. vinyl siding unit volume decreased 9%, while Canadian vinyl siding unit volume increased 1% compared to the prior year. Beginning in mid-2006 and continuing throughout the second half of 2006, the Company experienced sales weakness in most of its markets, particularly the Western region of the U.S., which it believes is due in part to slowing in the new construction market, and the Midwest region of the U.S., which is due in part to weakness in that region’s overall economy. The Company expects the overall weakness in the housing market to continue during 2007.
     Gross profit for the year ended December 30, 2006 was $302.3 million, or 24.2% of net sales, compared to gross profit of $267.3 million, or 22.8% of net sales, for the same period in 2005. The increase in gross profit as a percentage of net sales was primarily a result of the realization of selling price increases. During the year ended December 30, 2006, compared to the same period in 2005, the Company’s manufacturing costs at the Ennis vinyl siding facility improved; however, manufacturing costs continue to be in excess of costs incurred prior to the consolidation of its Freeport, Texas vinyl siding facility with the Ennis facility in early 2005. The Company continues to focus on reducing manufacturing costs at its Ennis location.
     Selling, general and administrative expense increased to $203.8 million, or 16.3% of net sales, for the year ended December 30, 2006 compared to $198.5 million, or 16.9% of net sales, for the same period in 2005. Selling, general and administrative expense for the fiscal year ended December 30, 2006 includes $2.1 million of separation costs related to the resignation of the Company’s former Chief Executive Officer, amortization of prepaid management fees of $0.5 million and non-cash stock compensation expense of less than $0.1 million. Selling, general and administrative expense in 2005 includes $4.0 million of amortization of prepaid management fees and non-cash stock compensation expense of $0.3 million. Excluding CEO separation costs, amortization of prepaid management fees, and non-cash stock compensation expense, selling, general and administrative expense for the fiscal year ended December 30, 2006 increased $7.1 million compared to the same period in 2005. The increase in selling, general and administrative expense was due primarily to increased expenses in the Company’s supply center network and the full year impact of expenses relating to new supply centers opened during 2005, as well as increases in EBITDA-based incentive compensation programs and the impact of a stronger Canadian dollar, partially offset by the benefit of headcount reductions made in the prior year.
     The Company implemented headcount reductions in the fourth quarter of 2006 in response to the difficult market conditions which are expected to save approximately $4.5 million in 2007. Also, the Company has identified cost savings opportunities in its procurement function, particularly for raw materials and third party manufactured products, labor efficiency projects within its window operations and additional savings opportunities within its logistics network.
     During 2006, the Company recognized an impairment charge of $3.4 million. The Company performed its impairment analysis in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. As the result of declining revenues for vinyl fence and rail products utilizing the UltraGuard® trademark and the projected future revenues for these products, the UltraGuard® trademark was concluded to be impaired as its carrying value exceeded its estimated fair value by approximately $1.0 million. As a result of the circumstances surrounding the fence and rail products, the Company performed an impairment review of the long-lived assets used to manufacture these products. The Company recorded an impairment charge of approximately $0.2 million against patents and $1.4 million against machinery and equipment associated with its fence and rail products as their carrying values exceeded fair value. In estimating fair value, the Company used the relief from royalty method in valuing the trademark and a discounted cash flow method in valuing the other long-lived assets. Revenues associated with fence and rail products totaled approximately $21.6 million, $25.9 million and $27.1 million for the 2006, 2005 and 2004 fiscal years, respectively. A continued decline in revenues from this product line is not expected to have a material effect on the Company’s future results of operations. The Company currently intends to continue to manufacture and sell vinyl fencing and railing products to support its existing customer base. In addition, due to changes in the Company’s information technology and business strategies, $0.8 million of software and other equipment was considered impaired during 2006.
     Interest expense of $70.0 million for the year ended December 30, 2006 and $65.6 million for the year ended December 31, 2005 consists primarily of primarily of accretion of $36.5 million and $32.6 million on the 11 1/4% notes, respectively, interest expense on the 9 3/4% notes, term loan and revolving loans under AMI’s credit facility and amortization of deferred financing fees. The increase in interest expense was due to incremental accretion on the 11 1/4% notes, higher interest rates on floating rate debt and additional margin on borrowings under AMI’s credit facility subsequent to an amendment to the credit facility completed during the first quarter of 2006. These increases were partially offset by lower overall borrowings on both the term and revolving loans under AMI’s credit facility.
     The income tax provision for the year ended December 30, 2006 reflects an effective income tax rate of 69.2%, compared to an effective income tax rate of over 120% for the same period in 2005. The 2006 and 2005 effective tax rates were impacted by a portion of the accretion on the 11 1/4% notes, which is not deductible for income tax purposes. The 2006 and 2005 effective income tax rates were also affected by two changes in tax laws. Under the American Jobs Creation Act of 2004, the Company was entitled to a one-time reduction on the taxes imposed on the repatriation of earnings from its Canadian subsidiary to the U.S. parent during 2005. In 2006, as a result of the elimination of this one-time benefit, and the limitations on the Company’s ability to take full advantage of foreign tax credits related to Canadian earnings, additional provision was recorded. Secondly, in June 2005, the state of Ohio enacted significant changes to its tax system including repealing the Ohio corporate franchise/income tax, repealing the tangible personal property tax, and enacting a new commercial activity tax based on Ohio gross receipts. The change in Ohio tax law reduced the Company’s net deferred tax liabilities associated with the state of Ohio, resulting in a one-time benefit during 2005.
     Net income was $8.0 million for the year ended December 30, 2006 compared to net income of $0.3 million for the year ended December 31, 2005.
     EBITDA was $118.0 million for the fiscal year ended December 30, 2006 compared to EBITDA of $84.6 million for the fiscal year ended December 31, 2005. For the fiscal year ended December 30, 2006, adjusted EBITDA was $123.2 million compared to adjusted EBITDA of $93.6 million for the 2005 fiscal year. Adjusted EBITDA for the 2006 fiscal year excludes separation costs of $2.1 million related to the resignation of the Company’s former Chief Executive Officer, a $3.4 million impairment charge on certain long-lived assets, $0.5 million of amortization related to prepaid management fees, $0.7 million of foreign currency gains, non-cash stock compensation expense of less than $0.1 million, and a gain of $0.1 million associated with the sale of the Company’s former manufacturing facility in Freeport, Texas. Adjusted EBITDA for the 2005 fiscal year excludes $4.0 million of amortization related to prepaid management fees, $0.8 million of foreign currency losses, $0.3 million of non-cash stock compensation expense, and one-time costs of $4.0 million associated with the closure of the Company’s former manufacturing facility in Freeport, Texas.

     YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED JANUARY 1, 2005
     Net sales increased 7.3% to $1,173.6 million for the year ended December 31, 2005 compared to $1,094.0 million for the same period in 2004, driven primarily by price increases implemented during 2005 and 2004 as well as increased sales volumes for vinyl windows and vinyl siding. While the Company experienced a 14% unit volume increase during 2005 for windows, this growth rate was lower than in 2004. The Company’s vinyl siding unit sales increased 2% for the year ended December 31, 2005 compared to the prior year. The Company’s U.S. vinyl siding unit sales increased 1% compared to the prior year. During 2005, the Company experienced sales weakness in certain key markets, particularly the Midwest and Central regions of the U.S., which it believes is due in part to weakness in the home repair and remodeling markets in those regions. In addition, the Company believes the manufacturing inefficiencies relating to the consolidation of the Freeport, Texas vinyl siding facility into the Ennis, Texas facility, which negatively impacted the Company’s service levels, resulted in a negative impact on vinyl siding sales volumes in 2005, as well as negatively impacting other products sold through the Company’s supply center network such as outside purchased products.
     Gross profit for the year ended December 31, 2005 was $267.3 million, or 22.8% of net sales, compared to gross profit of $289.0 million, or 26.4% of net sales, for the same period in 2004. The decrease in gross profit margin percentage was partially due to significantly increased costs in two of the Company’s key raw materials — vinyl resin and aluminum — which were partially offset by price increases. These two key raw materials together represent approximately 25% of the Company’s cost of sales. The Company estimates that commodity cost increases, net of price increases, negatively impacted gross profit for the year ended December 31, 2005 by approximately $11.3 million. Substantially higher freight costs, due primarily to fuel cost increases, and manufacturing inefficiencies which were incurred relating to the consolidation of the Freeport, Texas vinyl siding facility into the Ennis, Texas facility also had a negative impact on gross profit of approximately $8 million and $10 million, respectively, for 2005.
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
     The total $8.5 million pre-tax charge for the closure of the Freeport, Texas manufacturing facility incurred in 2005 and 2004 consisted of asset impairments of approximately $3.7 million, relocation costs for equipment and inventory of approximately $3.7 million, facility shut down costs of approximately $0.4 million, contract termination costs of approximately $0.4 million and relocation and severance costs for certain employees of approximately $0.3 million. The Freeport plant closure was a result of the Company’s strategy to consolidate its U.S. vinyl siding manufacturing operations into its Ennis, Texas facility in order to rationalize production capacity and reduce fixed costs. While over time the Company believes this plant consolidation will lower its costs and improve service levels, the manufacturing inefficiencies as a result of the consolidation had a negative impact on gross profit of approximately $10 million for the year ended December 31, 2005.
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
     The 2005 tax provision reflects an effective income tax rate of over 120%, while the 2004 provision reflects an effective income tax rate of 27.6%. The 2005 effective tax rate was impacted by a portion of the accretion on the 11 1/4% notes, which is not deductible for income tax purposes. The 2004 effective income tax rate was impacted by $10.9 million of recapitalization transaction costs as well as a portion of the accretion on the 11 1/4% notes, which the Company believes to be non-deductible for income tax purposes. These costs reduced the income tax benefit below the statutory rate for the year ended January 1, 2005.
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

     Quarterly sales and operating profit data for the Company in 2006 and 2005 are shown in the tables below (in thousands):

	Three Months Ended
	April 1	July 1	September 30	December 30
2006
Net sales	$259,280	$348,329	$343,402	$299,043
Gross profit	59,104	87,241	85,095	70,838
Selling, general and administrative expenses (1)	51,014	52,453	50,692	49,685
Impairment charges	—	—	—	3,423
Facility closure costs, net	—	(92)	—	—
Income from operations	8,090	34,880	34,403	17,730
Net income (loss)	(4,244)	9,392	7,628	(4,817)

	Three Months Ended
	April 2	July 2	October 1	December 31
2005
Net sales	$218,569	$315,364	$328,249	$311,409
Gross profit	49,032	72,202	74,735	71,355
Selling, general and administrative expenses (2)	50,751	50,829	48,580	48,333
Facility closure costs, net	2,553	862	541	—
Income (loss) from operations	(4,272)	20,511	25,614	23,022
Net income (loss)	(12,082)	2,722	5,413	4,253

(1)	Selling, general and administrative expenses during the first quarter of fiscal 2006 includes $2.1 million of separation costs related to the resignation of the Company’s former Chief Executive Officer.

(2)	Selling, general and administrative expenses in each of the four quarters of fiscal 2005 include $1.0 million of amortization of prepaid management fees paid in connection with the December 2004 recapitalization transaction.
LIQUIDITY AND CAPITAL RESOURCES
     The following sets forth a summary of the Company’s cash flows for 2006, 2005 and 2004 (in thousands):

	Years Ended
	December 30,	December 31,	January 1,
	2006	2005	2005

Net cash provided by operating activities	$68,300	$48,315	$21,005
Net cash used in investing activities	(11,740)	(20,877)	(18,651)
Net cash provided by (used in) financing activities	(53,863)	(73,300)	50,908
     CASH FLOWS
     At December 30, 2006, the Company had cash and cash equivalents of $15.0 million and available borrowing capacity of approximately $80.8 million under the revolving loan portion of its second amended and restated credit facility. Outstanding letters of credit as of December 30, 2006 totaled $9.2 million securing various insurance letters of credit.

     CASH FLOWS FROM OPERATING ACTIVITIES
     Net cash provided by operating activities was $68.3 million for the year ended December 30, 2006 compared to $48.3 million for the same period in 2005. Accounts receivable was a source of cash of $9.0 million for the year ended December 30, 2006 compared to a use of cash of $22.2 million for the same period in 2005 resulting in a net increase in cash flows of $31.2 million, which is primarily due to strong collection efforts coupled with a decline in fourth quarter sales in 2006 as compared to 2005. As a result of the decline in sales during the fourth quarter of 2006, the Company’s inventory purchase requirements declined compared to an increase in inventory during 2005 due to the Company’s decision to increase inventory levels to improve customer service levels in 2006. As a result, inventory changes resulted in a net increase in cash flows of $17.4 million for the year ended December 30, 2006 as compared to 2005. Accounts payable and accrued liabilities were a use of cash of $12.3 million for the year ended December 30, 2006 compared to a source of cash of $22.0 million for the same period in 2005, resulting in a net decrease in cash flows of $34.3 million, which is primarily due to the one-time increase in accounts payable as a result of obtaining improved payment terms with certain of the Company’s raw materials suppliers during 2005 and lower inventory purchase requirements during the second half of 2006. Cash flows provided by operating activities for the year ended December 30, 2006 includes income tax payments of $22.4 million, while net cash provided by operating activities for the same period in 2005 reflects $4.8 million of income tax refunds, net of income tax payments, received in 2005 related to deductions associated with the December 2004 recapitalization transaction. The Company does not expect to receive any further tax refunds related to the 2004 transactions.
     For the year ended December 31, 2005, cash provided by operations was $48.3 million. As compared to the year ended January 1, 2005, cash flows from operations increased $27.3 million reflecting the improved operating results and $12.7 million of federal income tax refunds received in 2005 related to deductions associated with the December 2004 recapitalization transaction, and the use of cash in 2004 due to transaction related costs.
     CASH FLOWS FROM INVESTING ACTIVITIES
     For the year ended December 30, 2006, capital expenditures totaled $14.6 million compared to $21.0 million for the year ended December 31, 2005. Capital expenditures in 2006 were primarily to increase capacity and capabilities in the Company’s vinyl window manufacturing operations. The Company received proceeds from the sale of assets of $2.9 million, including $2.7 million of proceeds from the sale of property and equipment at its former Freeport, Texas manufacturing facility during 2006. Estimated capital expenditures for 2007 are approximately $13 million to $15 million.
     Capital expenditures in 2005 were primarily to increase capacity at the Company’s Ennis, Texas vinyl siding facility as a result of closing the Company’s former Freeport, Texas manufacturing facility and to purchase land and equipment for the new window plant leased in Yuma, Arizona, which began window production in the third quarter of 2005. The Yuma plant was built to meet growing product demand in the Company’s Western markets and to alleviate capacity constraints at the Company’s Bothell, Washington window plant.
     For the year ended January 1, 2005, capital expenditures totaled $18.7 million. Capital expenditures in 2004 were primarily to increase extrusion capacity at the Company’s West Salem, Ohio manufacturing location and to increase capacity at two of the Company’s window manufacturing facilities to support the Company’s continued growth in the Company’s vinyl window product offering.
     CASH FLOWS FROM FINANCING ACTIVITIES
     Net cash used in financing activities for the year ended December 30, 2006 includes repayments of $46.0 million of term debt under the Company’s credit facility, dividend payments of $7.7 million and payments for financing fees of $0.1 million. The dividends of $7.7 million were paid to fund AMH II’s scheduled interest payments on its 13 5/8% notes.
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
     For 2007, cash requirements for working capital, capital expenditures, interest and tax payments will continue to impact the timing and amount of borrowings on the revolving loan portion of the AMI’s credit facility. AMI expects to borrow on the revolving facility during the first two quarters of 2007, with repayments in the third and fourth quarters. AMI expects to repay all borrowings on the revolving facility by the end of 2007 as well as a portion of the term loan facility.
     DESCRIPTION OF THE COMPANY’S OUTSTANDING INDEBTEDNESS
     AMI entered into a second amended and restated credit facility dated December 22, 2004 which included a term loan facility of $175 million and a revolving facility of $80 million of available borrowings including a $20 million Canadian subfacility. During 2006 and 2005, AMI repaid $46.0 million and $23.0 million, respectively, of the term loan facility. The term loan facility is due in August 2010 and the revolving credit facility expires in April 2009. Under the term loan facility, AMI is required to make minimum quarterly principal amortization payments of 1% per year, which was satisfied for the duration of the facility with the 2005 repayments. Also, on an annual basis, beginning with the year ended December 31, 2005, AMI is required to make principal payments on the term loan based on a percentage of excess cash flows as defined in the second amended and restated credit facility. AMI will be required to make quarterly payments of the unamortized principal in the final year of the loan beginning in the fourth quarter of 2009. The Company will record as a current liability those principal payments, if any, that are estimated to be due within twelve months under the excess cash flow provision of the credit facility when the likelihood of those payments becomes probable. As of December 30, 2006, no principal payments were required to be made within the next twelve months under the excess cash flow provision of the credit facility. AMI had no borrowings outstanding on the revolving loan portion of the credit facility as of December 30, 2006.
     In February 2006, AMI entered into an amendment to the credit facility that amends certain covenants that require AMI to achieve certain financial ratios relating to leverage, coverage of fixed charges and coverage of interest expense and increased the revolving credit facility from $80 million to $90 million in anticipation of potentially higher working capital requirements due to higher commodity costs. As a result, interest margins on each of the term loan facility and the revolving credit facility increased by 0.25%. Effective with this amendment, the term facility bears interest at London Interbank Offered Rates (“LIBOR”) plus 2.50% payable quarterly at the end of each calendar quarter and the revolving credit facility bears interest at LIBOR plus a margin of 2.50% to 3.25% based on AMI’s leverage ratio, as defined in the amended and restated credit facility.
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
     The credit facility and the indentures governing the 9 3/4% notes and 11 1/4% notes contain restrictive covenants that, among other things, limit the Company’s ability to incur additional indebtedness, make loans or advances to subsidiaries and other entities, invest in capital expenditures, sell its assets or declare dividends. In addition, under the credit facility AMI is required to achieve certain financial ratios relating to leverage, coverage of fixed charges and coverage of interest expense. AMI was in compliance with its covenants as of December 30, 2006.
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
     In March 2004, AMH issued 11 1/4% senior discount notes in connection with the March 2004 dividend recapitalization. Interest accrues at a rate of 11 1/4% on the notes in the form of an increase in the accreted value of the notes prior to March 1, 2009. Thereafter, cash interest of 11 1/4% on the notes accrues and is payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2009. The notes mature on March 1, 2014. The notes are structurally subordinated to all existing and future debt and other liabilities of AMH’s existing and future subsidiaries, including AMI and Holdings. The accreted value of the 11 1/4% notes as of December 30, 2006 was approximately $352.0 million.
     In December 2004, the Company’s parent company, AMH II, issued senior notes in connection with the December 2004 recapitalization transaction, which had an accreted value of approximately $80.7 million on December 30, 2006. The notes accrue interest at 13 5/8% payable semi-annually on July 30 and January 30. Through January 30, 2010, AMH II must pay a minimum of 10% interest on each semi-annual payment date in cash, allowing the remaining 3 5/8% to accrue to the value of the note. On January 31, 2010, AMH II is required to redeem a principal amount of approximately $15 million of notes in order to prevent the notes from being treated as having “significant original issue discount” within the meaning of section 163(i)(2) of the Internal Revenue Code (“IRC”).
     Because AMH and AMH II are holding companies with no operations, they must receive distributions, payments or loans from subsidiaries to satisfy obligations under the 11 1/4% notes and the 13 5/8% notes. AMI does not guarantee the 11 1/4% notes or the 13 5/8% notes and has no obligation to make any payments with respect thereto. Furthermore, the terms of the indenture governing AMI’s 9 3/4% notes and senior credit facility significantly restrict AMI and its subsidiaries from paying dividends and otherwise transferring assets to AMH and the indenture governing AMH’s 11 1/4% notes further restricts AMH from making restricted payments. Delaware law may also restrict the Company’s ability to make certain distributions. In 2006, the Company declared dividends totaling approximately $7.7 million to AMH II. The dividends were used to fund AMH II’s scheduled interest payments on its 13 5/8% notes. The Company declared a dividend of $4.0 million in January 2007 and expects to declare an additional dividend in July 2007 of approximately $4.0 million to fund AMH II’s scheduled interest payments on its 13 5/8% notes. If AMI is unable to distribute sufficient funds to its parent companies to allow them to make required payments on their indebtedness, AMH or AMH II may be required to refinance all or a part of their indebtedness, borrow additional funds or seek additional capital. AMH or AMH II may not be able to refinance their indebtedness or borrow funds on acceptable terms. If a default occurs under the 13 5/8% notes, the holders of such notes could elect to declare such indebtedness due and payable and exercise their remedies under the indenture governing the 13 5/8% notes, which could have a material adverse effect on the Company. No cash distributions from AMI will be required to satisfy AMH’s interest payment obligations under the 11 1/4% notes until September 2009. Total AMH II debt, including that of its consolidated subsidiaries, was approximately $703.6 million as of December 30, 2006.
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

CONTRACTUAL OBLIGATIONS
     The Company has commitments for maturities of long-term debt, obligations under defined benefit pension plans, and future minimum lease payments under noncancelable operating leases, principally for manufacturing and distribution facilities and certain equipment. The following summarizes certain of the Company’s scheduled maturities of long-term debt, scheduled interest payments on the 9 3/4% and 11 1/4% notes, and obligations for future minimum lease payments under non-cancelable operating leases at December 30, 2006 and the effect such obligations are expected to have on the Company’s liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
			2008—	2010—	After
	Total	2007	2009	2011	2011
Long-term debt (1) (2)	$622,967	$—	$26,500	$79,500	$516,967
Interest payments on 9 3/4% notes	88,481	16,088	32,175	32,175	8,043
Interest payments on term loan portion of credit facility (3)	28,820	8,540	17,080	3,200	—
Interest payments on 11 1/4% notes	250,875	—	25,088	100,350	125,437
Operating leases (4)	126,408	30,965	46,489	23,637	25,317
Expected pension contributions (5)	26,079	4,321	13,390	8,368	—

(1)	Represents principal amounts, but not interest. See Note 8 to the consolidated financial statements.

(2)	The Company’s long-term debt consists of the second amended and restated credit facility, the 9 3/4% notes and the 11 1/4% notes.

(3)	Future interest payments on the Company’s term loan were calculated assuming no principal payments until the required quarterly principal payments that begin in December 2009. The interest rate used for the calculation was 8.06%, calculated as the weighted average interest rate of the outstanding borrowings at December 30, 2006 including a margin of 2.50%, which represents the required margin based on the February 2006 amendment to the credit facility.

(4)	For additional information on the Company’s operating leases, see Note 9 to the consolidated financial statements.

(5)	Although subject to change, the amounts set forth in the table above represent the estimated minimum funding requirements under current law. Due to uncertainties regarding significant assumptions involved in estimating future required contributions to the Company’s pension and other post-employment benefit plans, including: (i) interest rate levels, (ii) the amount and timing of asset returns, and (iii) what, if any, changes may occur in pension funding legislation, the estimates in the table may differ materially from actual future payments. The Company can not reasonably estimate payments beyond 2011.
     Net long-term deferred income tax liabilities as of December 30, 2006, were $19.1 million. This amount is not included in the contractual obligations table because the Company believes this presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax bases of assets and liabilities and their respective book bases, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling deferred income tax liabilities as payments due by period could be misleading, because this scheduling would not relate to liquidity needs.
     Consistent with industry practice, the Company provides to homeowners limited warranties on certain products, primarily related to window and siding product categories. The Company has recorded reserves of approximately $25.0 million at December 30, 2006 related to warranties issued to homeowners. The Company estimates that approximately $6.9 million of payments will be made in 2007 to satisfy warranty obligations. However, the Company can not reasonably estimate payments by year for 2008 and thereafter due to the nature of the obligations under these warranties.

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
OFF-BALANCE SHEET ARRANGEMENTS
     The Company has no special purpose entities or off-balance sheet debt, other than operating leases in the ordinary course of business, which are disclosed in Note 9 to the consolidated financial statements.
     The Company has stand-by letters of credit of $9.2 million required by its insurance carriers. At December 30, 2006, no amounts were drawn under the stand-by letters of credit. These letters of credit reduce the availability under the second amended and restated credit facility. Letters of credit are purchased guarantees that ensure the Company’s performance or payment to third parties in accordance with specified terms and conditions.
     Under certain agreements, indemnification provisions may require the Company to make payments to third parties. In connection with certain facility leases, the Company may be required to indemnify its lessors for certain claims. Also, the Company may be required to indemnify its directors, officers, employees and agents to the maximum extent permitted under the laws of the State of Delaware. The duration of these indemnity provisions under the terms of each agreement varies. The majority of indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. In 2006, the Company did not make any payments under any of these indemnification provisions or guarantees, and the Company has not recorded any liability for these indemnities in the accompanying consolidated balance sheets.
RELATED PARTY TRANSACTIONS
     In connection with the December 2004 recapitalization transaction, AMI entered into a management advisory agreement with Investcorp International Inc. (“III”) for management advisory, strategic planning and consulting services for which AMI paid III the total due under the agreement of $6 million on December 22, 2004 (the “Management Advisory Agreement”). As described in the Management Advisory Agreement with III, $4 million of this management fee relates to services to be provided during the first year of the agreement, with $0.5 million related to services to be provided each year of the remaining four year term of the agreement. AMI expenses the prepaid management fee in accordance with the services provided over the life of the agreement and recorded $0.5 million and $4.0 million of expense for the years ended December 30, 2006 and December 31, 2005, respectively, in connection with this agreement.
     In connection with the December 2004 recapitalization transaction, on December 5, 2004 AMI entered into an agreement for financing advisory services with III (the “Investcorp Financing Advisory Agreement”). Under the Investcorp Financing Advisory Agreement, III provided AMI with financial advisory services relating to the arrangement of borrowing facilities in connection with the December 2004 recapitalization transaction. For these services, AMI paid a one-time fee of $7.5 million to III on December 22, 2004. The term of the Investcorp Financing Advisory Agreement ended on December 23, 2004.
     AMI also entered into a merger and acquisitions advisory services agreement with III (the “Investcorp M&A Advisory Agreement”). Under the Investcorp M&A Advisory Agreement, III provided AMI with advisory and strategic planning services. For these services, AMI paid a one-time fee of $1.5 million to these affiliates on December 22, 2004. The Investcorp M&A Advisory Agreement terminated on December 22, 2004.
     Total fees paid in connection with the Investcorp Financing Advisory Agreement, the Investcorp M&A Advisory Agreement and III’s out-of-pocket expenses were $9.1 million, of which $6.4 million was paid in cash on December 22, 2004 and $2.7 million was paid in the form of a promissory note issued by AMI. AMI settled the promissory note in the first quarter of 2005.
     In connection with the December 2004 recapitalization transaction, AMI entered into an amended and restated management agreement with Harvest Partners. Pursuant to the amended agreement, AMI paid a fee of $4.9 million to Harvest Partners in connection with the December 2004 recapitalization transaction, of which $4.0 million was paid in cash on December 22, 2004 and $0.9 million was paid in the form of a promissory note issued by AMI. AMI settled the promissory note in cash in the first quarter of 2005. The amended agreement is substantially identical, in all material respects, to the original agreement, which provided for Harvest Partners to receive a one-time fee of $5.0 million in connection with structuring and implementing the April 2002 merger transaction. In addition, Harvest Partners provides AMI with financial advisory and strategic planning services. For these services, Harvest Partners receives an annual fee payable on a quarterly basis in advance, beginning on the date of execution of the original agreement. The fee is adjusted on a yearly basis in accordance with the U.S. Consumer Price Index. AMI paid approximately $0.8 million of management fees to Harvest Partners for each of the years ended December 30, 2006, December 31, 2005 and January 1, 2005 which are included in selling, general and administrative expenses in the statements of operations. The agreement also provides that Harvest Partners will receive transaction fees in connection with financings, acquisitions and divestitures of the Company. Such fees will be a percentage of the applicable transaction. In 2004, AMI paid Harvest Partners $1.3 million for financial advisory services in connection with the completion of the offering of the 11 1/4% notes and the related transactions. In connection with the December 2004 recapitalization transaction, Harvest Partners and III entered into an agreement pursuant to which they agreed that any transaction fee that becomes payable under the amended management agreement after December 22, 2004 will be shared equally by Harvest Partners and III. AMI reimburses Harvest Partners for all out-of-pocket expenses. The management agreement has a term of five years from its date of execution and will automatically be renewed on a yearly basis, beginning in 2004, unless otherwise specified by Harvest Partners.
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
     At December 30, 2006, the Company has a payable to its indirect parent companies totaling approximately $2.7 million. The Company had a receivable from its indirect parent companies totaling approximately $1.2 million as of December 31, 2005. The balances outstanding with its indirect parent companies relates primarily to amounts owed under the Company’s tax sharing agreement with its indirect parent companies who include the Company on their consolidated tax return totaling $3.9 million, offset by $1.2 million of amounts due for fees paid by the Company on behalf of its indirect parent companies in connection with the 2004 recapitalization transactions.
     During the year ended December 30, 2006, AMI entered into two separate Independent Consultant Agreements with Mr. Snyder, a director and former Interim Chief Executive Officer, to provide advice on commercial and market strategies as well as product positioning. Total fees paid to Mr. Snyder under these agreements totaled $225,000 for the year ended December 30, 2006, which are included in selling, general and administrative expenses in the statements of operations.
     For additional information on related party transactions, see Item 13. “Certain Relationships and Related Transactions” and Note 3 to the consolidated financial statements.
EFFECTS OF INFLATION
     The Company’s principal raw materials — vinyl resin, aluminum, and steel — have historically been subject to significant price changes. Raw material pricing on the Company’s key commodities increased significantly in fiscal year 2005 as a result of strong overall consumption and higher energy costs related to Hurricanes Katrina and Rita and remained at elevated levels throughout 2006. The Company announced price increases on all vinyl siding products and a surcharge on vinyl windows that became effective during the fourth quarter of 2005. London Metal Exchange pricing for aluminum began to increase during the second half of 2005, reaching record levels in 2006. In response to higher aluminum costs, the Company announced price increases on its aluminum products in the fourth quarter of 2005 and the first, second and fourth quarters of 2006. There can be no assurance that the Company will be able to maintain the selling price increases already implemented, or achieve any future price increases. In addition, there may be a delay from quarter to quarter between the timing of raw material cost increases and price increases on the Company’s products. At December 30, 2006, the Company had no raw material hedge contracts in place.

RECENT ACCOUNTING PRONOUNCEMENTS
     In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 requires certain inventory costs to be recognized as current period expenses. This standard also provides guidance for the allocation of fixed production overhead costs. This standard is effective for inventory costs incurred during the fiscal years beginning after June 15, 2005. The adoption of this standard in fiscal 2006 did not have a material effect on the Company’s financial position, results of operations or cash flows.
     In December 2004, the FASB issued SFAS No. 123 (Revised), “Share-Based Payment.” This standard revises SFAS No. 123, “Accounting for Stock Based Compensation,” Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related accounting interpretations, and eliminates the use of the intrinsic value method. SFAS No. 123 (Revised) requires the expensing of all stock-based compensation, including stock options, using a fair value based method. The Company adopted this standard in fiscal 2006. SFAS No. 123 (Revised) requires companies that used the minimum value method for pro forma disclosure purposes in accordance with SFAS No. 123 to adopt the new standard prospectively. Previously, the Company used the intrinsic value method under APB Opinion No. 25 to value stock options for reporting purposes and the minimum value method under SFAS No. 123 to value stock options for pro forma disclosure purposes. As a result, the Company will continue to account for stock options granted prior to January 1, 2006 using the APB Opinion No. 25 intrinsic value method, unless such options are subsequently modified, repurchased or cancelled after January 1, 2006. For stock options granted after January 1, 2006, the Company will recognize compensation expense over the requisite service period, in accordance with SFAS No. 123 (Revised). The adoption of this standard in fiscal 2006 did not have a material effect on the Company’s financial position, results of operations or cash flows. Refer to Note 13 to the Company’s consolidated financial statements for further discussion on the adoption of this standard.
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of this standard in fiscal 2007 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of this statement on its consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132(R)”. SFAS 158 requires the Company to fully recognize in its financial statements its obligations associated with defined benefit pension plans, retiree healthcare plans, and other postretirement plans. Specifically, it requires recognition of a liability for a plan’s underfunded status within the balance sheet and recognition of changes in the funded status of a plan through comprehensive income in the year in which the changes occur. On December 30, 2006, the Company adopted the recognition and disclosure provisions of SFAS 158. The adoption of this standard in 2006 had the effect of decreasing stockholder’s equity by approximately $4.3 million as a result of fully recognizing the obligations associated with the Company sponsored defined benefit pension and other postretirement plans. Refer to Note 16 to the Company’s consolidated financial statements for further discussion on the adoption of this standard.

APPLICATION OF CRITICAL ACCOUNTING POLICIES
     The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, the Company evaluates its estimates, including those related to customer programs and incentives, bad debts, inventories, warranties and pensions and benefits. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
     Product Warranty Costs and Service Returns. Consistent with industry practice, the Company provides to homeowners limited warranties on certain products, primarily related to window and siding product categories. Warranties are of varying lengths of time from the date of purchase up to and including lifetime. Warranties cover product failures such as stress cracks and seal failures for windows and fading and peeling for siding products, as well as manufacturing defects. The Company has various options for remedying product warranty claims including repair, refinishing or replacement and directly incurs the cost of these remedies. Warranties also become reduced under certain conditions of time and change in home ownership. Liabilities for future warranty costs are provided annually based on management’s estimates of such future costs using historical trends and sales of products to which such costs relate. Certain metal coating suppliers provide material warranties to the Company that mitigate the costs incurred by the Company. Warranty reserves are based on past claims experiences, sales history and other factors. An independent actuary assists the Company in determining reserve amounts related to significant product failures.
CERTAIN FORWARD-LOOKING STATEMENTS
     All statements other than statements of historical facts included in this report regarding the prospects of the industry and the Company’s prospects, plans, financial position and business strategy may constitute forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “predict,” “potential” or “continue” or the negatives of these terms or variations of them or similar terminology. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it does not assure that these expectations will prove to be correct. Such statements reflect the current views of the Company’s management with respect to its operations, results of operations and future financial performance. The following factors are among those that may cause actual results to differ materially from the forward-looking statements:
•	the Company’s operations and results of operations;

•	changes in home building industry, economic conditions, interest rates, foreign currency exchange rates and other conditions;

•	changes in availability of consumer credit, employment trends, levels of consumer confidence and consumer preferences;

•	changes in raw material costs and availability;

•	market acceptance of price increases;

•	changes in national and regional trends in new housing starts and home remodeling;

•	changes in weather conditions;

•	the Company’s ability to comply with certain financial covenants in the loan documents governing its indebtedness;

•	the Company’s ability to receive distributions, payments or loans from its subsidiaries or make distributions, payments or loans to its parent to allow it to make required payments on its debt;

•	increases in competition from other manufacturers of vinyl and metal exterior residential building products as well as alternative building products;

•	shifts in market demand;

•	increases in the Company’s indebtedness;

•	increases in costs of environmental compliance;

•	increases in capital expenditure requirements;

•	potential conflict between existing Alside and Gentek distribution channels; and

•	the other factors discussed under Item 1A. “Risk Factors” and elsewhere in this report.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE RISK
     AMI has outstanding borrowings under the term loan portion of its second amended and restated credit facility and may borrow under the revolving credit facility from time to time for general corporate purposes, including working capital and capital expenditures. Interest under the credit facility is based on LIBOR. As a result of the February 2006 amendment to AMI’s credit facility, the interest margins on each of the term loan facility and the revolving credit facility increased by 0.25% beginning in 2006. At December 30, 2006, AMI had borrowings of $106.0 million under the term loan. The effect of a 1.00% increase or decrease in interest rates would increase or decrease total annual interest expense by approximately $1.1 million.
     AMH has $352.0 million of senior discount notes due 2014 that bear a fixed interest rate of 11 1/4%. The fair value of AMH’s 11 1/4% notes is sensitive to changes in interest rates. In addition, the fair value is affected by AMH’s overall credit rating, which could be impacted by changes in AMH’s future operating results. The fair value of the 11 1/4% notes at December 30, 2006 was $301.0 million based upon their quoted market price.
     AMI has $165.0 million of senior subordinated notes due 2012 that bear a fixed interest rate of 9 3/4%. The fair value of AMI’s 9 3/4% notes is sensitive to changes in interest rates. In addition, the fair value is affected by AMI’s overall credit rating, which could be impacted by changes in AMI’s future operating results. The fair value of the 9 3/4% notes at December 30, 2006 was $170.0 million based upon their quoted market price.
FOREIGN CURRENCY EXCHANGE RATE RISK
     The Company’s revenues are primarily from domestic customers and are realized in U.S. dollars. However, the Company realizes revenues from sales made through Gentek’s Canadian distribution centers in Canadian dollars. The Company’s Canadian manufacturing facilities acquire raw materials and supplies from U.S. vendors, which results in foreign currency transactional gains and losses upon settlement of the obligations. Payment terms among Canadian manufacturing facilities and these vendors are short-term in nature. The Company may, from time to time, enter into foreign exchange forward contracts with maturities of less than three months to reduce its exposure to fluctuations in the Canadian dollar. At December 30, 2006, the Company was a party to a foreign exchange forward contract for Canadian dollars. The value of this contract at December 30, 2006 was immaterial.
COMMODITY PRICE RISK
     See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Effects of Inflation” for a discussion of the market risk related to the Company’s principal raw materials — vinyl resin, aluminum, and steel.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
AMH HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholder
AMH Holdings, Inc.
We have audited the accompanying consolidated balance sheets of AMH Holdings, Inc. and subsidiaries as of December 30, 2006 and December 31, 2005, and the related consolidated statements of operations, stockholder’s equity and comprehensive income, and cash flows for each of the three years in the period ended December 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMH Holdings, Inc. and subsidiaries at December 30, 2006 and December 31, 2005, and the consolidated results of their operations and their cash flows for the three years in the period ended December 30, 2006 in conformity with U.S. generally accepted accounting principles.
As discussed in Note 13 to the consolidated financial statements, the Company adopted SFAS No. 123(R), “Share-Based Payment” applying the prospective transition method effective January 1, 2006. As discussed in Note 16 to the consolidated financial statements, the Company adopted the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” effective December 30, 2006.
ERNST & YOUNG LLP
Akron, Ohio
March 8, 2007

AMH HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share
and per share amounts)

	December 30,	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$15,015	$12,300
Accounts receivable, net of allowance for doubtful accounts of $8,698 at December 30, 2006 and $8,567 at December 31, 2005	135,539	147,664
Receivable from parent	—	1,241
Inventories	134,319	133,524
Deferred income taxes	8,787	9,335
Other current assets	9,645	10,220

Total current assets	303,305	314,284
Property, plant and equipment, net	134,290	143,588
Goodwill	231,332	230,691
Other intangible assets, net	105,541	109,867
Other assets	19,397	25,086

Total assets	$793,865	$823,516

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$78,492	$96,933
Payable to parent	2,700	—
Accrued liabilities	64,764	57,711
Income taxes payable	7,890	7,042

Total current liabilities	153,846	161,686
Deferred income taxes	19,130	29,837
Other liabilities	46,046	43,874
Long-term debt	622,967	632,478
Commitments and contingencies
Convertible preferred stock, $0.01 par value	—	150,000
Stockholder’s equity:
Class B Common stock, $0.01 par value:
Series I; Authorized shares — 2,583,801; issued shares — 500,000 at December 31, 2005	—	5
Series II; Authorized shares — 2,083,801; issued shares — 1,234,190 at December 31, 2005	—	11
Common stock, $0.01 par value:
Authorized shares — 1,000 at December 30, 2006; issued shares — 1,000 at December 30, 2006	—	—
Capital in excess of par	150,043	—
Accumulated other comprehensive income (loss)	(3,207)	809
Retained deficit	(194,960)	(195,184)

Total stockholder’s equity	(48,124)	(194,359)

Total liabilities and stockholder’s equity	$793,865	$823,516

See accompanying notes to consolidated financial statements.

AMH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Years Ended
	December 30,	December 31,	January 1,
	2006	2005	2005

Net sales	$1,250,054	$1,173,591	$1,093,959
Cost of sales	947,776	906,267	804,951

Gross profit	302,278	267,324	289,008
Selling, general and administrative expenses	203,844	198,493	184,524
Impairment of long-lived assets	3,423	—	—
Transaction costs:
Bonuses	—	—	36,811
Stock option compensation expense	—	—	30,838
Facility closure costs	(92)	3,956	4,535

Income from operations	95,103	64,875	32,300
Interest expense, net	69,954	65,592	53,221
Foreign currency (gain) loss	(703)	781	387
Recapitalization transaction costs	—	—	16,297

Income (loss) before income taxes	25,852	(1,498)	(37,605)
Income taxes (benefit)	17,893	(1,804)	(10,379)

Net income (loss)	$7,959	$306	$(27,226)

See accompanying notes to consolidated financial statements.

AMH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
AND COMPREHENSIVE INCOME
(In thousands)

				Accumulated
				Other
		Capital in		Comprehensive	Total
	Common Stock	Excess Of Par	Retained Deficit	Income (Loss)	Stockholder’s Equity

Balance at January 3, 2004	$16	$21,500	$15,217	$(678)	$36,055
Comprehensive loss:
Net loss	—	—	(27,226)	—	(27,226)
Minimum pension liability adjustment	—	—	—	(2,316)	(2,316)
Foreign currency translation adjustments	—	—	—	4,125	4,125

Total comprehensive loss					(25,417)

Accrual of Series A preferred stock dividend	—	—	(2,353)	—	(2,353)
March 2004 dividend recapitalization:
Stock option exercise of Roll-Over options	—	124	—	—	124
Transfer capital to Series A preferred stock	—	(3,940)	—	—	(3,940)
Common stock dividends	—	—	(57,684)	—	(57,684)

	—	(3,816)	(57,684)	—	(61,500)
Tax benefit on stock option exercise	—	2,781	—	—	2,781
Stock option exercise, net of tax	—	(65)	—	—	(65)
December 2004 recapitalization transaction:
Proceeds from exercise of stock options / payment to parent	—	3,406	(3,406)	—	—
Distribution of Investcorp proceeds	—	(68,237)	(81,763)	—	(150,000)
Capital contribution from parent for payment of management bonus paid in 2004	—	14,025	—	—	14,025
Impact of stock option exercise	—	30,406	—	—	30,406

	—	(20,400)	(85,169)	—	(105,569)

Balance at January 1, 2005	16	—	(157,215)	1,131	(156,068)

Comprehensive loss:
Net income	—	—	306	—	306
Minimum pension liability adjustment	—	—	—	(2,687)	(2,687)
Foreign currency translation adjustments	—	—	—	2,365	2,365

Total comprehensive loss					(16)

Impact of stock option exercise	—	319	—	—	319
Redemption of stock	—	(319)	—	—	(319)
Dividends to parent company	—	—	(38,275)	—	(38,275)

Balance at December 31, 2005	16	—	(195,184)	809	(194,359)

Comprehensive income:
Net income	—	—	7,959	—	7,959
Minimum pension liability adjustment, prior to adoption of SFAS 158	—	—	—	1,237	1,237
Foreign currency translation adjustments	—	—	—	(991)	(991)

Total comprehensive income					8,205

Stock option compensation	—	27	—	—	27
Effect of adoption of SFAS 158	—	—	—	(4,262)	(4,262)
Reclassification of preferred and class B common stock	(16)	150,016	—	—	150,000
Dividends to parent company	—	—	(7,735)	—	(7,735)

Balance at December 30, 2006	$—	$150,043	$(194,960)	$(3,207)	$(48,124)

See accompanying notes to consolidated financial statements.

AMH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended
	December 30,	December 31,	January 1,
	2006	2005	2005

OPERATING ACTIVITIES
Net income (loss)	$7,959	$306	$(27,226)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	22,147	20,475	20,932
Deferred income taxes	(8,805)	(13,461)	(12,444)
Provision for losses on accounts receivable	3,043	3,498	1,283
(Gain) loss on sale of assets	(315)	23	692
Impairment of long-lived assets	3,423	—	—
Impairment of fixed assets related to facility closure	—	—	3,647
Stock option compensation expense	27	319	30,406
Tax benefit from stock option exercises	—	—	2,841
Receivable from parent	—	—	(1,241)
Amortization of deferred financing costs and accretion on senior discount notes	41,746	37,534	29,747
Amortization of management fee	500	4,000	—
Changes in operating assets and liabilities:
Accounts receivable	9,005	(22,218)	(18,649)
Inventories	(1,002)	(18,382)	(15,024)
Other current assets	471	(1,313)	(6,994)
Accounts payable	(19,406)	20,963	24,389
Accrued liabilities	7,133	988	13,011
Income taxes receivable/payable	4,136	16,380	(15,000)
Other assets	(572)	(535)	(2,410)
Other liabilities	(1,190)	(262)	(6,955)

Net cash provided by operating activities	68,300	48,315	21,005

INVESTING ACTIVITIES
Additions to property, plant and equipment	(14,648)	(20,959)	(18,741)
Proceeds from sale of assets	2,908	82	90

Net cash used in investing activities	(11,740)	(20,877)	(18,651)

FINANCING ACTIVITIES
March 2004 dividend recapitalization:
Roll-Over Options exercised for preferred and common shares	—	—	1,760
Proceeds from issuance of 11 1/4% senior discount notes	—	—	258,265
Redemption of preferred stock	—	—	(177,844)
Common stock dividend	—	—	(57,684)
December 2004 recapitalization transaction:
Proceeds from sale of convertible preferred stock to Investcorp	—	—	150,000
Distribution of Investcorp proceeds to shareholders	—	—	(150,000)
Equity contribution from parent for payment of management bonus	—	—	14,025
Proceeds from exercise of stock options	—	—	3,406
Payment of option proceeds to AMH II	—	—	(3,406)
Proceeds from borrowings under term loan	—	—	175,000
Repayments of term loan	(46,000)	(23,000)	(140,000)
Financing costs	(128)	(99)	(22,488)
Redemption of common stock	—	(319)	(126)
Settlement of promissory notes	—	(11,607)	—
Dividends paid	(7,735)	(38,275)	—

Net cash provided by (used in) financing activities	(53,863)	(73,300)	50,908

Effect of exchange rate changes on cash	18	108	510
Net increase (decrease) in cash	2,715	(45,754)	53,772
Cash at beginning of period	12,300	58,054	4,282

Cash at end of period	$15,015	$12,300	$58,054

Supplemental Information:
Cash paid for interest	$28,649	$27,715	$23,422

Cash paid (received) for income taxes	$22,423	$(4,821)	$14,832

See accompanying notes to consolidated financial statements.

AMH HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ACCOUNTING POLICIES
     NATURE OF OPERATIONS
     AMH was incorporated in Delaware on February 19, 2004. AMH has no material assets or operations other than its 100% ownership of Holdings, which in turn has no material assets or operations other than its 100% ownership of AMI, collectively referred to as the “Company”. As part of a restructuring agreement dated as of March 4, 2004, stockholders and option holders of Holdings became stockholders and option holders of AMH.
     AMI was incorporated in Delaware in 1983 and is a leading, vertically integrated manufacturer and North American distributor of exterior residential building products. The Company’s core products are vinyl windows, vinyl siding, aluminum trim coil, aluminum and steel siding and accessories.
     BASIS OF PRESENTATION
     AMH is a wholly owned subsidiary of AMH II which is controlled by affiliates of Investcorp and Harvest Partners. AMH and AMH II were incorporated in connection with the recapitalization transactions described in Note 2. Holdings, AMH and AMH II do not have material assets or operations other than a direct or indirect ownership of the common stock of AMI.
     The Company operates on a 52/53 week fiscal year that ends on the Saturday closest to December 31st. The Company’s 2006, 2005 and 2004 fiscal years ended on December 30, 2006, December 31, 2005 and January 1, 2005, respectively.
     PRINCIPLES OF CONSOLIDATION
     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.
     USE OF ESTIMATES
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions regarding the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
     REVENUE RECOGNITION
     The Company primarily sells and distributes its products through two channels: direct sales from its manufacturing facilities to independent distributors and dealers and sales to contractors through its Company owned supply centers. Direct sales revenue is recognized when the Company’s manufacturing facility ships the product. Sales to contractors are recognized either when the contractor receives product directly from the supply centers or when the supply centers deliver the product to the contractor’s job site. Revenues are recorded net of estimated returns, customer incentive programs and other incentive offerings including special pricing agreements, promotions and other volume-based incentives. Revisions to these estimates are charged to income in the period in which the facts that give rise to the revision become known. On contracts involving installation, revenue is recognized when the installation is complete. The Company collects sales, use, and value added taxes that are imposed by governmental authorities on and concurrent with sales to the Company’s customers. Revenues are presented net of these taxes as the obligation is included in accrued liabilities until the taxes are remitted to the appropriate taxing authorities.

     CASH AND CASH EQUIVALENTS
     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.
     ACCOUNTS RECEIVABLE
     The Company records accounts receivable at selling prices which are fixed based on purchase orders or contractual arrangements. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance for doubtful accounts is based on review of the overall condition of accounts receivable balances and review of significant past due accounts. Account balances are charged off against the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote Changes in the allowance for doubtful accounts on accounts receivable consist of (in thousands):

	Years Ended
	December 30,	December 31,	January 1,
	2006	2005	2005

Balance at beginning of period	$8,567	$7,391	$7,942
Provision for losses	3,043	3,498	1,283
Losses sustained (net of recoveries)	(2,912)	(2,322)	(1,834)

Balance at end of period	$8,698	$8,567	$7,391

      INVENTORIES
     Inventories are valued at the lower of cost (first-in, first-out) or market. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.
     The Company has a contract with its resin supplier through December 2008 to supply substantially all of its vinyl resin requirements. The Company believes that other suppliers could meet its requirements for vinyl resin on commercially acceptable terms.
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
     LONG-LIVED ASSETS WITH DEPRECIABLE OR AMORTIZABLE LIVES
     The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Depreciation on assets held for sale is discontinued and such assets are reported at the lower of the carrying amount or fair value less costs to sell. Refer to Notes 5 and 6 for additional discussion on the impairment of long-lived assets recorded during 2006.

     GOODWILL AND OTHER INTANGIBLE ASSETS WITH INDEFINITE LIVES
     The Company reviews goodwill and other intangible assets with indefinite lives for impairment on an annual basis or more frequently if events or circumstances change that would impact the value of these assets in accordance with SFAS No. 142. The impairment test is conducted using a fair-value based approach. As the Company does not have a market for its equity, management performs the annual impairment analysis utilizing a discounted cash flow model, which considers forecasted operating results discounted at an estimated weighted average cost of capital. The Company conducted its impairment test as of October 1, 2006 noting no impairment to its goodwill. Refer to Note 5 for additional discussion on the impairment of intangible assets with indefinite lives recorded during 2006.
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
     A reconciliation of warranty reserve activity is as follows for the years ended December 30, 2006, December 31, 2005 and January 1, 2005 (in thousands):

	December 30,	December 31,	January 1,
	2006	2005	2005
Balance at the beginning of the year	$21,739	$21,579	$15,979
Provision for warranties issued	11,289	8,011	7,016
Revisions to Gentek warranties assumed	—	—	6,673
Claims paid	(7,993)	(7,851)	(8,089)

Balance at the end of the year	$25,035	$21,739	$21,579

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
     DERIVATIVES AND HEDGING ACTIVITIES
     In accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (as amended), all of the Company’s derivative instruments are recognized on the balance sheet at their fair value. The Company uses techniques designed to mitigate the short-term effect of exchange rate fluctuations on operations by entering into foreign exchange forward contracts. The Company does not speculate in foreign currencies or derivative financial instruments. Gains or losses on foreign exchange forward contracts are recorded within foreign currency (gain) loss on the accompanying consolidated statements of operations. At December 30, 2006, the Company was a party to a foreign exchange forward contract for Canadian dollars. The value of this contract at December 30, 2006 was immaterial.

     STOCK PLANS
     On January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payment”, to account for employee stock-based compensation. SFAS No. 123 (Revised) requires companies that used the minimum value method for pro forma disclosure purposes in accordance with SFAS No. 123 to adopt the new standard prospectively. As a result, the Company continues to account for stock options granted prior to January 1, 2006 using the APB Opinion No. 25 intrinsic value method, unless such options are subsequently modified, repurchased or cancelled. For stock options granted after January 1, 2006, the Company recognizes expense for all employee stock-based compensation awards using a fair value method in the financial statements over the requisite service period, in accordance with SFAS No. 123 (Revised).
     In accordance with the provisions of FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation — An Interpretation of APB Opinion No. 25,” the Company recorded $30.8 million of stock compensation expense for the year ended January 1, 2005 in connection with the December 2004 recapitalization transaction (see Note 2).
     COST OF SALES AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
     For products manufactured by the Company, cost of sales includes the purchase cost of raw materials, net of vendor rebates, payroll and benefit costs for direct and indirect labor incurred at the Company’s manufacturing locations including purchasing, receiving and inspection, inbound freight charges, freight charges to deliver product to the Company’s supply centers, and freight charges to deliver product to the Company’s independent distributor and dealer customers. It also includes all variable and fixed costs incurred to operate and maintain the manufacturing locations and machinery and equipment, such as lease costs, repairs and maintenance, utilities and depreciation. For third party manufactured products, which are sold through the Company’s supply centers such as roofing materials, insulation and installation equipment and tools, cost of sales includes the purchase cost of the product, net of vendor rebates as well as inbound freight charges.
     Selling, general and administrative expenses include payroll and benefit costs including incentives and commissions of its supply center employees, corporate employees and sales representatives, building lease costs of its supply centers, delivery vehicle costs and other delivery charges incurred to deliver product from its supply centers to its contractor customers, sales vehicle costs, marketing costs, customer sales incentives, other administrative expenses such as supplies, legal, accounting, travel and entertainment as well as all other costs to operate its supply centers and corporate office. Shipping and handling costs included in selling, general and administrative expense totaled approximately $32.3 million, $30.6 million and $28.3 million for the years ended December 30, 2006, December 31, 2005 and January 1, 2005, respectively.
     LEASE OBLIGATIONS
     Lease expense for certain operating leases that have escalating rentals over the term of the lease is recorded on a straight-line basis over the life of the lease, which commences on the date the Company has the right to control the property. The cumulative expense recognized on a straight-line basis in excess of the cumulative payments is included in accrued liabilities in the consolidated balance sheets. Capital improvements that may be required to make a building fit for the Company’s use are incurred by the landlords and are made prior to the Company having control of the property (lease commencement date) and are therefore incorporated into the determination of the lease rental rate.
     MARKETING AND ADVERTISING
     The Company expenses marketing and advertising costs as incurred. Marketing and advertising expense was $11.0 million, $11.9 million and $14.2 million for the years ended December 30, 2006, December 31, 2005 and January 1, 2005, respectively.

     FOREIGN CURRENCY TRANSLATION
     The financial position and results of operations of the Company’s Canadian subsidiary are measured using Canadian dollars as the functional currency. Assets and liabilities of the subsidiary are translated into U.S. dollars at the exchange rate in effect at each reporting period end. Income statement accounts are translated into U.S. dollars at the average rate of exchange prevailing during the year. Accumulated other comprehensive income in stockholder’s equity includes translation adjustments arising from the use of different exchange rates from period to period. Included in net income (loss) are the gains and losses arising from transactions denominated in a currency other than Canadian dollars occurring in the Company’s Canadian subsidiary.
     RECLASSIFICATIONS
     Certain prior period amounts have been reclassified to conform with the current period presentation.
     RECENT ACCOUNTING PRONOUNCEMENTS
     In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 requires certain inventory costs to be recognized as current period expenses. This standard also provides guidance for the allocation of fixed production overhead costs. This standard is effective for inventory costs incurred during the fiscal years beginning after June 15, 2005. The adoption of this standard in fiscal 2006 did not have a material effect on the Company’s financial position, results of operations or cash flows.
     In December 2004, the FASB issued SFAS No. 123 (Revised), “Share-Based Payment.” This standard revises SFAS No. 123, “Accounting for Stock Based Compensation,” Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related accounting interpretations, and eliminates the use of the intrinsic value method. SFAS No. 123 (Revised) requires the expensing of all stock-based compensation, including stock options, using a fair value based method. The Company adopted this standard in fiscal 2006. SFAS No. 123 (Revised) requires companies that used the minimum value method for pro forma disclosure purposes in accordance with SFAS No. 123 to adopt the new standard prospectively. Previously, the Company used the intrinsic value method under APB Opinion No. 25 to value stock options for reporting purposes and the minimum value method under SFAS No. 123 to value stock options for pro forma disclosure purposes. As a result, the Company will continue to account for stock options granted prior to January 1, 2006 using the APB Opinion No. 25 intrinsic value method, unless such options are subsequently modified, repurchased or cancelled after January 1, 2006. For stock options granted after January 1, 2006, the Company will recognize compensation expense over the requisite service period, in accordance with SFAS No. 123 (Revised). The adoption of this standard in fiscal 2006 did not have a material effect on the Company’s financial position, results of operations or cash flows. Refer to Note 13 to the Company’s consolidated financial statements for further discussion on the adoption of this standard.
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of this standard in fiscal 2007 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of this statement on its consolidated financial statements.

     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132(R)”. SFAS 158 requires the Company to fully recognize in its financial statements its obligations associated with defined benefit pension plans, retiree healthcare plans, and other postretirement plans. Specifically, it requires recognition of a liability for a plan’s underfunded status within the balance sheet and recognition of changes in the funded status of a plan through comprehensive income in the year in which the changes occur. On December 30, 2006, the Company adopted the recognition and disclosure provisions of SFAS 158. The adoption of this standard in 2006 had the effect of decreasing stockholder’s equity by approximately $4.3 million as a result of fully recognizing the obligations associated with the Company sponsored defined benefit pension and other postretirement plans. Refer to Note 16 to the Company’s consolidated financial statements for further discussion on the adoption of this standard.
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

3. RELATED PARTIES
     In connection with the December 2004 recapitalization transaction, AMI entered into a management advisory agreement with Investcorp International Inc. (“III”) for management advisory, strategic planning and consulting services for which AMI paid III the total due under the agreement of $6 million on December 22, 2004. As described in the Management Advisory Agreement with III, $4 million of this management fee relates to services to be provided during the first year of the agreement, with $0.5 million related to services to be provided each year of the remaining four year term of the agreement. The Company expenses the prepaid management fee in accordance with the services provided over the life of the agreement and recorded $0.5 million and $4 million of expense in connection with this agreement for the years ended December 30, 2006 and December 31, 2005, respectively, which are included in selling, general and administrative expenses in the consolidated statements of operations
     In connection with the December 2004 recapitalization transaction, on December 5, 2004 AMI entered into an agreement for financing advisory services with III. Under the Investcorp Financing Advisory Agreement, III provided AMI with financial advisory services relating to the arrangement of borrowing facilities in connection with the December 2004 recapitalization transaction. For these services, AMI paid a one-time fee of $7.5 million to III on December 22, 2004. The term of the Investcorp Financing Advisory Agreement ended on December 23, 2004.
     AMI also entered into a merger and acquisitions advisory services agreement with III. Under the Investcorp M&A Advisory Agreement, III provided AMI with advisory and strategic planning services. For these services, AMI paid a one-time fee of $1.5 million to these affiliates on December 22, 2004. The Investcorp M&A Advisory Agreement terminated on December 22, 2004.
     Total fees paid in connection with the Investcorp Financing Advisory Agreement, the Investcorp M&A Advisory Agreement and III’s out-of-pocket expenses were $9.1 million, of which $6.4 million was paid in cash on December 22, 2004 and $2.7 million was paid in the form of a promissory note issued by AMI. AMI settled the promissory note in the first quarter of 2005.
     In connection with the December 2004 recapitalization transaction, AMI entered into an amended and restated management agreement with Harvest Partners. Pursuant to the amended agreement, AMI paid a fee of $4.9 million to Harvest Partners in connection with the transaction, of which $4.0 million was paid in cash on December 22, 2004 and $0.9 million was paid in the form of a promissory note issued by AMI. AMI settled the promissory note in cash in the first quarter of 2005. The amended agreement is substantially identical, in all material respects, to the original agreement, which provided for Harvest Partners to receive a one-time fee of $5.0 million in connection with structuring and implementing the April 2002 merger transaction. In addition, Harvest Partners provides AMI with financial advisory and strategic planning services. For these services, Harvest Partners receives an annual fee payable on a quarterly basis in advance, beginning on the date of execution of the original agreement. The fee is adjusted on a yearly basis in accordance with the U.S. Consumer Price Index. AMI paid approximately $0.8 million of management fees to Harvest Partners for each of the years ended December 30, 2006, December 31, 2005 and January 1, 2005 which are included in selling, general and administrative expenses in the statements of operations. The agreement also provides that Harvest Partners will receive transaction fees in connection with financings, acquisitions and divestitures of AMI. Such fees will be a percentage of the applicable transaction. In 2004, AMI paid Harvest Partners $1.3 million for financial advisory services in connection with the completion of the offering of the 11 1/4% notes and the related transactions. In connection with the December 2004 recapitalization transaction, Harvest Partners and III entered into an agreement pursuant to which they agreed that any transaction fee that becomes payable under the amended management agreement after December 22, 2004 will be shared equally by Harvest Partners and III. AMI reimburses Harvest Partners for all out-of-pocket expenses. The management agreement has a term of five years from its date of execution and will automatically be renewed on a yearly basis, beginning in 2004, unless otherwise specified by Harvest Partners.
     In connection with the December 2004 recapitalization transaction, on December 22, 2004 AMI paid bonuses in the aggregate amount of approximately $22.3 million to certain members of management and a director of the Company. Approximately $14.3 million of the bonus was paid in cash on December 22, 2004, with promissory notes issued by AMI for the remaining $8.0 million. The promissory notes were settled in cash during the first quarter of 2005. The director bonus, paid to Mr. Vollmershausen, was $175,000.

     In connection with the March 2004 dividend recapitalization, AMI paid bonuses in the aggregate amount of $14.5 million to certain members of management and a director of the Company. The director bonus, paid to Mr. Vollmershausen, was $125,000.
     During the year ended December 30, 2006, AMI entered into two separate Independent Consultant Agreements with Mr. Snyder, a director and former Interim Chief Executive Officer, to provide advice on commercial and market strategies as well as product positioning. Total fees paid to Mr. Snyder under these agreements totaled $225,000 for the year ended December 30, 2006, which are included in selling, general and administrative expenses in the statements of operations.
     At December 30, 2006, the Company has a payable to its indirect parent companies totaling approximately $2.7 million. The Company had a receivable from its indirect parent companies totaling approximately $1.2 million as of December 31, 2005. The balances outstanding with its indirect parent companies relates primarily to amounts owed under the Company’s tax sharing agreement with its indirect parent companies who include the Company on their consolidated tax return totaling $3.9 million, offset by $1.2 million of amounts due for fees paid by the Company on behalf of its indirect parent companies in connection with the 2004 recapitalization transactions.
4. INVENTORIES
     Inventories consist of (in thousands):

	December 30,	December 31,
	2006	2005
Raw materials	$30,406	$27,480
Work-in-progress	11,867	10,709
Finished goods and purchased stock	92,046	95,335

	$134,319	$133,524

5. GOODWILL AND OTHER INTANGIBLE ASSETS
     Goodwill represents the purchase price in excess of the fair value of the tangible and intangible net assets acquired in a business combination. Goodwill of $231.3 million as of December 30, 2006 consists of $194.8 million from the April 2002 merger transaction and $36.5 million from the acquisition of Gentek. In 2006, goodwill related to the April 2002 merger transaction was adjusted by $0.6 million related to the increase of an outstanding liability related to certain pre-merger income tax matters. Goodwill of $230.7 million as of December 31, 2005 consists of $194.2 million from the April 2002 merger transaction and $36.5 million from the acquisition of Gentek. In 2005, goodwill related to the April 2002 merger transaction was adjusted by $4.1 million related to the reduction of an outstanding liability related to certain pre-merger income tax matters. None of the Company’s goodwill is deductible for income tax purposes. The Company’s other intangible assets consist of the following (in thousands):

	Average	December 30, 2006			December 31, 2005
	Amortization			Net			Net
	Period		Accumulated	Carrying		Accumulated	Carrying
	(In Years)	Cost	Amortization	Value	Cost	Amortization	Value
Trademarks and trade names	15	$108,290	$8,449	$99,841	$109,280	$6,580	$102,700
Patents	10	6,230	2,918	3,312	6,550	2,416	4,134
Customer base	7	4,818	2,430	2,388	4,824	1,791	3,033

Total other intangible assets		$119,338	$13,797	$105,541	$120,654	$10,787	$109,867

     The Company has determined that trademarks and trade names totaling $80.0 million and $81.1 million as of December 30, 2006 and December 31, 2005, respectively, (included in the trademarks and trade names caption in the table above) consisting primarily of the Alside®, Revere® and Gentek® trade names have indefinite useful lives. During 2006, the Company recognized an impairment charge of $1.2 million against its other intangible assets, which is included within the impairment of long-lived assets on the accompanying consolidated statement of operations. The Company performed its impairment analysis in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. As the result of declining revenues for vinyl fence and rail products utilizing the UltraGuard® trademark, which was previously determined to have an indefinite life, and patent technology, and the projected future revenues for these products, the UltraGuard® trademark and patent technology were concluded to be impaired as their carrying values exceeded their estimated fair value by approximately $1.0 million for the trademark and approximately $0.2 million for the patents. In estimating fair value, the Company used the relief from royalty method in valuing the trademark and a discounted cash flow method in valuing the patents. The Company has determined that the UltraGuard® trademark no longer has an indefinite useful life and will begin to amortize the remaining carrying value over its estimated remaining useful life.
     Amortization expense related to other intangible assets was approximately $3.2 million for each of the years ended December 30, 2006, December 31, 2005 and January 1, 2005. Amortization expense for fiscal years 2007, 2008, 2009, 2010 and 2011 is estimated to be approximately $3.2 million, $3.1 million, $3.1 million, $2.8 million and $2.7 million, respectively.
6. PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment consist of (in thousands):

	December 30,	December 31,
	2006	2005
Land	$5,650	$5,916
Buildings	50,476	52,115
Construction in process	1,607	2,234
Machinery and equipment	139,999	131,890

	197,732	192,155
Less accumulated depreciation	63,442	48,567

	$134,290	$143,588

     As a result of the circumstances surrounding the fence and rail products discussed in Note 5, the Company performed an impairment review of the long-lived assets used to manufacture these products. The Company recorded an impairment charge of $1.4 million against machinery and equipment associated with its fence and rail products as their carrying values exceeded their fair value. In estimating fair value, the Company used a discounted cash flow method. In addition, due to changes in the Company’s information technology and business strategies, $0.8 million of software and other equipment was considered impaired during 2006. The $2.2 million of impairment charges related to machinery and equipment during 2006 is included within the impairment of long-lived assets on the accompanying consolidated statement of operations.
     Depreciation expense was approximately $18.9 million, $17.3 million and $17.7 million for the years ended December 30, 2006, December 31, 2005 and January 1, 2005, respectively.
7. ACCRUED AND OTHER LIABILITIES
     Accrued liabilities consist of (in thousands):

	December 30,	December 31,
	2006	2005
Employee compensation	$19,728	$12,521
Sales promotions and incentives	18,152	18,605
Warranty reserves	6,863	6,652
Employee benefits	7,403	6,225
Interest	3,728	4,122
Taxes other than income	4,252	4,443
Other	4,638	5,143

	$64,764	$57,711

     Other liabilities consist of (in thousands):

	December 30,	December 31,
	2006	2005
Pensions and other postretirement plans	$27,259	$28,787
Warranty reserves	18,172	15,087
Other	615	—

	$46,046	$43,874

8. LONG-TERM DEBT
     Long-term debt consists of (in thousands):

	December 30,	December 31,
	2006	2005
9 3/4% notes	$165,000	$165,000
11 1/4% notes	351,967	315,478
Term loan under credit facility	106,000	152,000

Total long-term debt	$622,967	$632,478

     AMI entered into a second amended and restated credit facility dated December 22, 2004 which included a term loan facility of $175 million and a revolving facility of $80 million of available borrowings including a $20 million Canadian subfacility. The term loan facility is due in August 2010 and the revolving credit facility expires in April 2009. During 2006 and 2005, AMI repaid $46.0 million and $23.0 million, respectively, of the term loan facility. Under the term loan facility, AMI is required to make minimum quarterly principal amortization payments of 1% per year, which was satisfied for the duration of the facility with the repayments made in 2005. Also, on an annual basis, beginning with the year ended December 31, 2005, AMI is required to make principal payments on the term loan based on a percentage of excess cash flows as defined in the second amended and restated credit facility. AMI will be required to make quarterly payments for any outstanding unamortized principal in the final year of the loan beginning in the fourth quarter of 2009. AMI will record as a current liability those principal payments, if any, that are estimated to be due within twelve months under the excess cash flow provision of the credit facility when the likelihood of those payments becomes probable. As of December 30, 2006, no principal payments were required to be made within the next twelve months under the excess cash flow provision of the credit facility. AMI had no borrowings outstanding on the revolving loan portion of its credit facility as of December 30, 2006.
     In February 2006, AMI entered into an amendment to the credit facility that amends certain covenants that require AMI to achieve certain financial ratios relating to leverage, coverage of fixed charges and coverage of interest expense and increases the revolving credit facility from $80 million to $90 million in anticipation of potentially higher working capital requirements due to higher commodity costs. As a result, interest margins on each of the term loan facility and the revolving credit facility increased by 0.25%. Effective with this amendment, the term facility bears interest at London Interbank Offered Rates (“LIBOR”) plus 2.50% payable quarterly at the end of each calendar quarter and the revolving credit facility bears interest at LIBOR plus a margin of 2.50% to 3.25% based on AMI’s leverage ratio, as defined in the amended and restated credit facility.
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
     The credit facility and the indentures governing the 9 3/4% notes and the 11 1/4% notes contain restrictive covenants that, among other things, limit the Company’s ability to incur additional indebtedness, make loans or advances to subsidiaries and other entities, invest in capital expenditures, sell its assets or declare dividends. In addition, under the credit facility AMI is required to achieve certain financial ratios relating to leverage, coverage of fixed charges and coverage of interest expense. AMI was in compliance with its covenants as of December 30, 2006.
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

     In March 2004, AMH, issued 11 1/4% senior discount notes in connection with the March 2004 dividend recapitalization. Interest accrues at a rate of 11 1/4% on the notes in the form of an increase in the accreted value of the notes prior to March 1, 2009. Thereafter, cash interest of 11 1/4% on the notes accrues and is payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2009. The notes mature on March 1, 2014. The notes are structurally subordinated to all existing and future debt and other liabilities of AMH’s existing and future subsidiaries, including AMI and Holdings. The accreted value of the 11 1/4% notes as of December 30, 2006 was approximately $352.0 million.
     In December 2004, the Company’s parent company, AMH II, issued senior notes in connection with the December 2004 recapitalization transaction, which had an accreted value of approximately $80.7 million on December 30, 2006. The notes accrue interest at 13 5/8% payable semi-annually on July 30 and January 30. Through January 30, 2010, AMH II must pay a minimum of 10% interest on each semi-annual payment date in cash, allowing the remaining 3 5/8% to accrue to the value of the note. On January 31, 2010, AMH II is required to redeem a principal amount of approximately $15 million of notes in order to prevent the notes from being treated as having “significant original issue discount” within the meaning of section 163(i)(2) of the Internal Revenue Code (“IRC”).
     Because AMH and AMH II are holding companies with no operations, they must receive distributions, payments or loans from subsidiaries to satisfy obligations under the 11 1/4% notes and the 13 5/8% notes. AMI does not guarantee the 11 1/4% notes or the 13 5/8% notes and has no obligation to make any payments with respect thereto. Furthermore, the terms of the indenture governing AMI’s 9 3/4% notes and senior credit facility significantly restrict AMI and its subsidiaries from paying dividends and otherwise transferring assets to AMH and the indenture governing AMH’s 11 1/4% notes further restricts AMH from making restricted payments. Delaware law may also restrict the Company’s ability to make certain distributions. In 2006 and 2005, the Company declared dividends of approximately $7.7 million and $4.6 million, respectively, to AMH II. The dividends were used to fund AMH II’s scheduled interest payment on its 13 5/8% notes. The Company declared a dividend of approximately $4.0 million in January 2007 and expects to declare an additional dividend in July 2007 of approximately $4.0 million to fund AMH II’s scheduled interest payments. If AMI is unable to distribute sufficient funds to its parent companies to allow them to make required payments on their indebtedness, AMH or AMH II may be required to refinance all or a part of their indebtedness, borrow additional funds or seek additional capital. AMH or AMH II may not be able to refinance their indebtedness or borrow funds on acceptable terms. If a default occurs under the 13 5/8% notes, the holders of such notes could elect to declare such indebtedness due and payable and exercise their remedies under the indenture governing the 13 5/8% notes, which could have a material adverse effect on the Company. Total AMH II debt, including that of its consolidated subsidiaries, was approximately $703.6 million as of December 30, 2006.
     The Company wrote-off previously capitalized deferred financing fees and certain financing costs paid in conjunction with certain amendments to the credit facility totaling $2.8 million for the year ended January 1, 2005, which is included in interest expense.
     At December 30, 2006, AMI had available borrowing capacity of approximately $80.8 million under the revolving portion of its credit facility. The facility requires AMI to pay a commitment fee of 0.375% per annum on any unused amounts under the revolving portion of the facility. Outstanding letters of credit at December 30, 2006 totaled approximately $9.2 million securing various insurance letters of credit.
     The weighted average interest rate for borrowings under AMI’s credit facility was 7.5%, 5.8% and 4.5% for the years ended December 30, 2006, December 31, 2005 and January 1, 2005, respectively.
     The fair value of the 9 3/4% notes was $170.0 million and $159.2 million at December 30, 2006 and December 31, 2005, respectively, and the fair value of the 11 1/4% notes was $301.0 million and $218.5 million at December 30, 2006 and December 31, 2005, respectively, based upon their quoted market price.

9. COMMITMENTS
     Commitments for future minimum lease payments under noncancelable operating leases, principally for manufacturing and distribution facilities and certain equipment, are as follows (in thousands):

2007	$30,965
2008	26,067
2009	20,422
2010	13,958
2011	9,679
Thereafter	25,317

Total future minimum lease payments	$126,408

     Lease expense was approximately $34.4 million, $31.7 million and $27.9 million for the years ended December 30, 2006, December 31, 2005 and January 1, 2005, respectively. The Company’s facility lease agreements typically contain renewal options.
     As of December 30, 2006, approximately 20% of the Company’s employees are covered by collective bargaining agreements. Approximately 7% of the Company’s employees are covered by collective bargaining agreements that expire within one year.
10. INCOME TAXES
     Income tax expense (benefit) for the periods presented consists of (in thousands):

	Years Ended
	December 30, 2006		December 31, 2005		January 1, 2005
	Current	Deferred	Current	Deferred	Current	Deferred
Federal	$12,992	$(8,074)	$3,559	$(9,508)	$(4,672)	$(10,717)
State	3,196	(143)	1,291	(4,030)	793	(1,636)
Foreign	10,510	(588)	6,807	77	5,944	(91)

	$26,698	$(8,805)	$11,657	$(13,461)	$2,065	$(12,444)

     Income (loss) before taxes from the Company’s U.S. entities and Canadian subsidiary totaled $(3.6) million and $29.5 million, respectively, for the year ended December 30, 2006. Income (loss) before taxes from the Company’s U.S. entities and Canadian subsidiary totaled $(21.1) million and $19.6 million, respectively, for the year ended December 31, 2005. Income (loss) before taxes from the Company’s U.S. entities and Canadian subsidiary totaled ($55.0) million and $17.4 million, respectively, for the year ended January 1, 2005.
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income taxes are as follows (in thousands):

	December 30,	December 31,
	2006	2005
Deferred tax assets:
Medical benefits	$2,726	$2,365
Bad debt expense	3,438	3,414
Pension and other postretirement plans	7,340	8,428
Inventory costs	1,841	1,866
Interest	33,869	21,057
Warranty costs	9,492	8,446
Net operating loss carryforward	3,313	3,982
Accrued expenses and other	2,508	2,705

Total deferred tax assets	64,527	52,263

Deferred tax liabilities:
Depreciation	27,629	30,810
Intangible assets	40,687	41,955
Tax liability on unremitted foreign earnings	6,554	—

Total deferred tax liabilities	74,870	72,765

Net deferred tax liabilities	$(10,343)	$(20,502)

     At December 30, 2006, the Company had unused federal and state net operating loss carryforwards, the tax benefit of which would be $3.3 million at the current statutory rate. The federal net operating loss carryforward benefits of $2.7 million begin to expire in 2017, however the Company anticipates utilizing these over the next five years. The state net operating loss carryforward benefits are $0.6 million.
     The reconciliation of the statutory rate to the Company’s effective income tax rate for the periods presented is as follows:

	Years Ended
	December 30,	December 31,	January 1,
	2006	2005	2005
Statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal income tax benefit	7.7	192.3	1.5
Non-deductible merger transaction costs	—	70.1	(10.1)
Tax liability on remitted and unremitted foreign earnings	25.4	(140.1)	—
Foreign rate differential	(1.1)	30.0	0.7
Other	2.2	(67.0)	0.5

Effective rate	69.2%	120.3%	27.6%

     The 2004 effective income tax rate was impacted by $10.9 million of recapitalization transaction costs which the Company believes to be non-deductible for income tax purposes. These costs reduce the income tax benefit below the statutory rate for the year ended January 1, 2005. Although the foreign statutory rate is lower than the U.S. statutory rate, this rate differential results in a positive effect on the tax benefit for the years ended December 31, 2005 and January 1, 2005 due to the losses before income taxes in those years.
     In October 2004, the American Jobs Creation Act of 2004 (“AJCA”) became law. The AJCA created a temporary incentive for U.S. multinational corporations to repatriate income accumulated abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. While it had been the Company’s historical practice to permanently reinvest all foreign earnings into its foreign operations, in 2005 the Company repatriated approximately $40 million from its foreign subsidiary. This repatriation resulted in approximately $2.1 million in incremental charges to the Company’s income tax provision during 2005.
     The Company intends to remit all current and future earnings of its foreign subsidiary to the U.S. parent. During 2006, the Company recorded approximately $6.5 million in incremental income tax expense for the estimated U.S. income tax liability on the earnings of its foreign subsidiary. The expense against the earnings of the Company’s foreign subsidiary does not impact the amount of taxes currently payable. Rather, taxes will become payable when dividends are declared and paid to the U.S. parent. The cumulative amount of unremitted earnings prior to January 1, 2005 of the Company’s foreign subsidiary was $16.0 million as of December 30, 2006, which the Company has deemed indefinitely reinvested in its foreign operations and as a result no provision has been made for U.S. income taxes. If the Company had intended to repatriate these funds, approximately $5.6 million in incremental income tax expense and incremental deferred tax liabilities would have been recorded.
     The Company and its subsidiaries are included in the consolidated income tax returns filed by AMH II, its parent company. The Company and each of its subsidiaries entered into a tax sharing agreement with AMH II under which federal income taxes are computed by the Company and each of its subsidiaries on a separate return basis. Under the tax sharing agreement, the Company is able to reduce its current tax liability by the benefits generated by its parent company. Accordingly, the Company’s current tax liability will be reduced by approximately $3.7 million from the amounts otherwise due if the Company had not been included in the consolidated income tax returns of AMH II for the year ended December 30, 2006.
11. PREFERRED STOCK
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
     On December 22, 2004, in conjunction with the December 2004 recapitalization transaction, all of the then outstanding capital stock of AMH was reclassified as a combination of voting and non-voting shares of Class B common stock and shares of voting and non-voting convertible preferred stock. The par value of the convertible preferred stock was $0.01 per share. All of the shares of the convertible preferred stock, which consist of Class A Series I (voting) convertible preferred stock and Class A Series II (non-voting) convertible preferred stock were immediately sold to Investcorp for an aggregate purchase price of $150 million, which was distributed by AMH to the existing stockholders. The voting convertible preferred stock is convertible into Class A common stock (voting) and the non-voting convertible preferred stock is convertible into Class A common stock (non-voting) at any time at the option of the preferred stock holders. The voting convertible preferred stock has the same voting rights as the Class B common stock. Dividends do not accrue to the convertible preferred stock and there is a liquidation preference over the Class B common stock equal to the issue price of $150 million less any previously paid priority dividends and less the proceeds of any previous redemptions or repurchases of preferred stock. Upon the formation of AMH II, the shareholders of AMH, including the preferred shareholders, contributed their shares to AMH II, in exchange for shares of the capital stock of AMH II mirroring (in terms of type and class, voting rights, preferences and other rights) the shares of AMH capital stock contributed by such shareholders. As a result, AMH II is the sole shareholder of all of the capital stock, including both the convertible preferred stock and the common stock of AMH. As of December 31, 2005, 500,000 shares of voting convertible preferred stock and 1,614,019 of non-voting convertible preferred stock was outstanding.
     In September 2006, AMH amended its articles of incorporation resulting in the reclassification of its then outstanding shares of voting convertible preferred stock, non-voting convertible preferred stock, Class B voting common stock, and Class B non-voting common stock into a single class of common stock. Subsequent to the amendment, AMH has the authority to issue 1,000 shares of common stock with a par value of $0.01 per share, all of which were issued and outstanding at December 30, 2006. AMH II remains the sole shareholder of the common stock of AMH.
12. STOCKHOLDER’S EQUITY
     As discussed in Note 1, AMH is a wholly owned subsidiary of AMH II. Subsequent to the amendment of its articles of incorporation in September 2006, AMH has the authority to issue 1,000 shares of common stock with a par value of $0.01 per share, all of which were issued and outstanding at December 30, 2006. The Company’s contributed capital consists primarily of $150 million of cash contributions from Investcorp, representing the amount of Class A Series I (voting) convertible preferred stock and Class A Series II (non-voting) convertible preferred stock that was reclassified into common stock in September 2006.
     The Company reports comprehensive income in its consolidated statement of stockholders’ equity and comprehensive income. Comprehensive income includes net income and other non-owner changes in equity during the period. Comprehensive income for the year ended December 30, 2006 includes a minimum pension liability adjustment prior to the adoption of SFAS 158 of approximately $1.2 million, net of related taxes of approximately $0.8 million, as well as foreign currency translation adjustments of approximately $1.0 million. Comprehensive income for the year ended December 31, 2005 includes a minimum pension liability adjustment of approximately $2.7 million, net of a related tax benefit of approximately $1.8 million, as well as foreign currency translation adjustments of approximately $2.4 million. Comprehensive income for the year ended January 1, 2005 includes a minimum pension liability adjustment of approximately $2.3 million, net of a related tax benefit of approximately $1.6 million, as well as foreign currency translation adjustments of approximately $4.1 million.
     As a result of the adoption of SFAS 158 on December 30, 2006, the Company recorded an adjustment to accumulated other comprehensive income (loss) related to its defined benefit pension plans and other postretirement plans of approximately $4.3 million, net of a related tax benefit of approximately $2.2 million. Refer to Note 16 for additional discussion of the adoption of SFAS 158. The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	December 30,	December 31,	January 1,
	2006	2005	2005
Pension liability adjustments	$(11,708)	$(8,683)	$(5,996)
Foreign currency translation adjustments	8,501	9,492	7,127

Accumulated other comprehensive income (loss)	$(3,207)	$809	$1,131

13. STOCK PLANS
     In June 2002, Holdings adopted the Associated Materials Holdings Inc. 2002 Stock Option Plan (the “2002 Plan”). In conjunction with the March 2004 dividend recapitalization, AMH assumed the 2002 Plan and all outstanding options under the plan. Options under the 2002 Plan were converted from the right to purchase shares of Holdings common stock into a right to purchase shares of AMH common stock with each option providing for the same number of shares and at the same exercise price as the original options. The board of directors of AMH administers the 2002 Plan and selects eligible executives, directors, employees and consultants of AMH and its affiliates, including AMI, to receive options. The board of directors of AMH also will determine the number and type of shares of stock covered by options granted under the plan, the terms under which options may be exercised, the exercise price of the options and other terms and conditions of the options in accordance with the provisions of the 2002 Plan. In 2002, the board of directors authorized 467,519 shares of common stock and 55,758 shares of preferred stock under this plan. An option holder may pay the exercise price of an option by any legal manner that the board of directors permits. Option holders generally may not transfer their options except in the event of death. If AMH undergoes a change in control, as defined in the 2002 Plan, all outstanding time-vesting options become immediately fully exercisable, while the performance-based options may become immediately exercisable upon achievement of certain specified criteria. The board of directors of AMH may adjust outstanding options by substituting stock or other securities of any successor or another party to the change in control transaction, or cash out such outstanding options, in any such case, generally based on the consideration received by its stockholders in the transaction. Subject to particular limitations specified in the 2002 Plan, the board of directors may amend or terminate the plan. The 2002 Plan will terminate no later than 10 years following its effective date; however, any options outstanding under the option plan will remain outstanding in accordance with their terms.
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
     Options granted in 2006, 2005 and 2004 under the 2004 Plan were granted at or above fair market value on the date of grant. Options to purchase shares of AMH II common stock will vest 100% on the eighth anniversary from the date of grant provided that the option vesting may be accelerated upon the occurrence of a liquidity event, as defined in the Plan, and the achievement of a specified internal rate of return on the funds invested by Investcorp.
     On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment”, which requires the Company to measure all employee stock-based compensation awards using a fair value method and record the related expense in the financial statements. SFAS No. 123 (Revised) requires companies that used the minimum value method for pro forma disclosure purposes in accordance with SFAS No. 123 to adopt the new standard prospectively. As a result, the Company will continue to account for stock options granted prior to January 1, 2006 using the APB Opinion No. 25 intrinsic value method, unless such options are subsequently modified, repurchased or cancelled. For stock options granted after January 1, 2006, the Company recognizes compensation expense over the requisite service period, in accordance with SFAS No. 123 (Revised).
     Compensation expense for options granted during 2006 under the provisions of SFAS 123 (Revised) reduced income before taxes for the year ended December 30, 2006 by less than $0.1 million. This expense is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. The adoption of SFAS No. 123 (Revised) did not have any impact on cash flows during the year ended December 30, 2006.
     Transactions during the years ended December 30, 2006, December 31, 2005 and January 1, 2005 under these plans are summarized below:

		Weighted	Remaining
		Average	Contractual Term
	Shares	Exercise Price	(years)
Options outstanding January 3, 2004	494,578	$11.75
Granted under 2002 Plan	36,757	66.17
Exercised	(333,350)	15.56
Expired or canceled	(8,070)	10.00

Options outstanding prior to December 2004 recapitalization transaction	189,915	15.67
Options adjusted for December 2004 recapitalization transaction	189,915	7.83
Granted under 2004 Plan	429,850	70.95

Options outstanding January 1, 2005	809,680	41.34
Granted under 2004 Plan	38,950	65.54
Exercised	(5,247)	5.00
Expired or canceled	(114,530)	51.31

Options outstanding December 31, 2005	728,853	41.33
Granted under 2004 Plan	25,117	5.00
Exercised	—	—
Expired or canceled	(244,958)	53.40

Options outstanding December 30, 2006	509,012	$33.73	6.8

Options exercisable December 30, 2006	243,370	$6.91	5.4

     The total fair value of options vested during the years ended December 30, 2006, December 31, 2005 and January 1, 2005 was approximately $0.1 million, $0.2 million and $0.2 million, respectively.
     The weighted average fair value at date of grant for options granted during 2006, 2005 and 2004 was $1.07, $17.22 and $16.52, respectively. The fair value of the options was estimated at the date of the grant using the Black-Scholes method with the following assumptions for 2006: dividend yield of 0.0%, a weighted-average risk free interest rate of 4.71%, an expected life of the option of 8 years, and expected volatility of 43.3%. The fair value of the options was estimated at the date of the grant using the minimum value method with the following assumptions for 2005: dividend yield of 0.0%, a weighted-average risk free interest rate of 4.00% and an expected life of the option of 8 years. Assumptions for options granted in 2004 using the minimum value method were: dividend yield of 0.0%, a weighted-average risk free interest rate of 3.59% and an expected life of the option of 8 years. The expected lives of the awards are based on historical exercise patterns and the terms of the options. The risk-free interest rate is based on zero coupon treasury bond rates corresponding to the expected life of the awards. Due to the fact that the Company’s shares are not publicly traded, the expected volatility assumption was derived by referring to changes in the common stock prices of several peer companies (with respect to industry, size and leverage) over the same timeframe as the expected life of the awards. The expected dividend yield of common stock is based on the Company’s historical and expected future dividend policy.
          As of December 30, 2006, there was no remaining unrecognized compensation cost related to options outstanding.

14. FACILITY CLOSURE
     On November 16, 2004, the Company committed to a plan to close its vinyl siding manufacturing plant located in Freeport, Texas to rationalize production capacity and reduce fixed costs. The total pre-tax charges related to the Freeport facility closure were $8.4 million. Amounts recorded during 2006 resulted in a net gain of approximately $0.1 million, including the gain realized upon the final sale of the facility, partially offset by other non-recurring expenses associated with the closure of the facility. The Company incurred facility closure costs of $4.0 million in 2005 including relocation costs for certain equipment of approximately $1.9 million, inventory relocation costs of approximately $1.5 million, facility shut down costs of approximately $0.4 million and contract termination costs of approximately $0.2 million. The plant closure costs of $4.5 million in 2004 included asset impairments of approximately $3.7 million, relocation costs for certain equipment of approximately $0.3 million, contract termination costs of approximately $0.2 million and employee severance costs of approximately $0.3 million.
15. BUSINESS SEGMENTS
     The Company is in the single business of manufacturing and distributing exterior residential building products. The Company operates principally in the United States and Canada. Revenue from external customers in foreign countries was approximately $221 million, $189 million and $169 million in 2006, 2005 and 2004, respectively, and was primarily derived from customers in Canada. The Company’s remaining revenue totaling $1,029 million, $984 million and $925 million in 2006, 2005 and 2004, respectively, was derived from U.S. customers. The following table sets forth for the periods presented a summary of net sales by principal product offering (in thousands):

	Years Ended
	December 30,	December 31,	January 1,
	2006	2005	2005
Vinyl windows	$411,295	$377,411	$338,050
Vinyl siding products	327,961	325,048	301,852
Metal products	224,676	205,426	199,854
Third party manufactured products	194,126	177,839	170,332
Other products and services	91,996	87,867	83,871

	$1,250,054	$1,173,591	$1,093,959

     At December 30, 2006, long-lived assets totaled approximately $33.0 million in Canada and $457.6 million in the U.S. At December 31, 2005, those amounts were $34.3 million and $474.9 million, respectively.
16. RETIREMENT PLANS
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
     The Company’s Alside division also sponsors an unfunded post-retirement healthcare plan which covers hourly workers at its former steel siding plant in Cuyahoga Falls, Ohio. With the closure of this facility in 1991, no additional employees are eligible to participate in this plan. The annual cost of this plan was approximately $0.4 million for each of the years ended December 30, 2006, December 31, 2005 and January 1, 2005. The accumulated post-retirement benefit obligation associated with this plan was approximately $5.8 million and $6.2 million at December 30, 2006 and December 31, 2005, respectively. In determining the benefit obligation at December 30, 2006 and December 31, 2005, a discount rate of 5.61% and 5.50%, respectively, was assumed. The assumed health care cost trend at December 30, 2006 for 2007 was 8.50% for medical claims and 11.00% for prescription drugs claims, with an ultimate trend rate for both medical and prescription drugs claims of 5.00% by 2013. A 1% increase or decrease in the assumed health care cost trends would have resulted in a $0.5 million increase or $0.4 million decrease, respectively, of the accumulated post-retirement benefit obligation at December 30, 2006.
     On December 30, 2006, the Company adopted the recognition and disclosure provisions of SFAS 158, which required the Company to recognize the funded status of its pension and other postretirement plans, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income upon adoption of approximately $4.3 million, net of a related tax benefit of approximately $2.2 million, represents the net unrecognized actuarial losses and prior service costs which were previously netted against the plans’ funded status in the Company’s consolidated balance sheet. Under the provisions of SFAS 158, actuarial gains or losses or prior service costs that arise in subsequent periods which are not recognized as periodic pension cost in the same period are recognized as a component of other comprehensive income, net of tax. Amounts recognized in accumulated other comprehensive income will be subsequently recognized as a component of periodic pension cost pursuant to the Company’s historical practice for amortizing such amounts.
     The adoption of SFAS 158 had no effect on the Company’s consolidated statement of operations or cash flows for the year ended December 30, 2006, or for any prior periods presented. Had the Company not adopted the provisions of SFAS 158, it would have been required to recognize an additional minimum pension liability pursuant to the provisions of SFAS 87. The incremental effects of adoption of SFAS 158 on the Company’s financial position as of December 30, 2006 are presented in the following table.

	Prior to Adopting	Effect of SFAS 158	As Reported at
	SFAS 158	Adoption	December 30, 2006
Other assets	$19,770	$(373)	$19,397
Accrued employee benefits	6,611	792	7,403
Pension and other postretirement plans	21,957	5,302	27,259
Current deferred income taxes	8,483	304	8,787
Long-term deferred income taxes	21,031	(1,901)	19,130
Accumulated other comprehensive income (loss)	1,055	(4,262)	(3,207)
     Information regarding the Company’s defined benefit pension plans is as follows (in thousands):

	2006		2005
	Domestic	Foreign	Domestic	Foreign
	Plans	Plans	Plans	Plans
Accumulated Benefit Obligation	$50,428	$40,963	$50,644	$35,711

Change In Projected Benefit Obligation
Projected benefit obligation at beginning of year	$51,122	$42,519	$45,929	$34,566
Service cost	510	2,007	478	1,364
Interest cost	2,784	2,404	2,651	2,071
Plan amendments	118	—	—	415
Actuarial (gain) loss	(1,357)	1,406	4,105	3,022
Employee contributions	—	333	—	321
Benefits paid	(2,304)	(1,665)	(2,041)	(583)
Effect of foreign exchange	—	(258)	—	1,343

Projected benefit obligation at end of year	$50,873	$46,746	$51,122	$42,519

	2006		2005
	Domestic	Foreign	Domestic	Foreign
	Plans	Plans	Plans	Plans
Change In Plan Assets
Fair value of assets at beginning of year	$34,773	$32,124	$34,328	$26,357
Actual return on plan assets	3,153	3,806	2,008	2,501
Employer contributions	4,191	3,381	478	2,516
Employee contributions	—	333	—	321
Benefits paid	(2,304)	(1,665)	(2,041)	(583)
Effect of foreign exchange	—	(271)	—	1,012

Fair value of assets at end of year	39,813	37,708	34,773	32,124

Funded status	(11,060)	(9,038)	(16,349)	(10,395)

Unrecognized:
Prior service costs			—	402
Cumulative net loss			13,864	4,780

Net amount recognized in consolidated balance sheets			$(2,485)	$(5,213)

Amounts recognized in the consolidated balance sheets consist of:
Long-term accrued benefit cost	$(11,060)	$(9,038)	$(15,870)	$(6,787)
Other asset	—	—	—	402
Cumulative other comprehensive loss	—	—	13,385	1,172

	$(11,060)	$(9,038)	$(2,485)	$(5,213)

     The weighted average assumptions used to determine benefit obligations at December 31 are as follows:

	December 31,		December 31,
	2006		2005
	Domestic	Foreign	Domestic	Foreign
	Plans	Plans	Plans	Plans
Discount rate	5.76%	5.25%	5.50%	5.25%
Salary increases	3.75%	3.50%	3.75%	3.50%
     Included in accumulated other comprehensive income (loss) at December 30, 2006 are actuarial gains or losses of approximately $11.3 million, net of tax of $7.2 million, and prior service costs of approximately $0.4 million, net of tax of $0.2 million, associated with the Company’s pension and other postretirement plans. Approximately $0.6 million, net of tax of $0.3 million, of actuarial gains or losses and less than $0.1 million, net of tax, of prior service costs included in accumulated other comprehensive income are expected to be recognized in net periodic pension cost during the year ended December 29, 2007.
     Plan assets by category for the plans as of December 31, 2006 and 2005 are as follows:

	2006		2005
	Domestic	Foreign	Domestic	Foreign
	Plans	Plans	Plans	Plans
ASSET ALLOCATIONS
Equity securities	63%	58%	64%	60%
Debt securities	32%	36%	35%	35%
Other	5%	6%	1%	5%

Total	100%	100%	100%	100%

     Plan asset investment policies are based on target allocations. The target allocations for the Domestic Plans are 60% to 65% equities and 35% to 40% debt securities. The target allocation for the Foreign Plans is 55% to 60% equities, 35% to 40% debt securities and up to 10% short term fixed securities. The portfolio is periodically rebalanced when significant differences occur from target.
     The net periodic pension cost for the years ended December 30, 2006, December 31, 2005, and January 1, 2005 and the related weighted average assumptions used to determine such amounts are as follows (in thousands):

	2006		2005		2004
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
	Plans	Plans	Plans	Plans	Plans	Plans
NET PERIODIC PENSION COST
Service cost	$510	$2,007	$478	$1,364	$437	$1,139
Interest cost	2,784	2,404	2,651	2,071	2,565	1,812
Expected return on assets	(2,982)	(2,656)	(2,917)	(2,177)	(2,818)	(1,785)
Amortization of unrecognized:
Prior service cost	10	29	—	27	—	—
Cumulative net loss	851	40	611	2	327	—

Net periodic pension cost	$1,173	$1,824	$823	$1,287	$511	$1,166

WEIGHTED AVERAGE ASSUMPTIONS USED TO DETERMINE NET PERIOD BENEFIT COST FOR YEARS ENDED DECEMBER 31
Discount rate	5.50%	5.25%	5.75%	5.75%	6.25%	6.25%
Long-term rate of return on assets	8.50%	7.75%	8.75%	8.00%	8.75%	8.00%
Salary increases	3.75%	3.50%	—	3.50%	—	3.50%
     In determining the expected long-term rate of return on assets, the Company considers the historical market and portfolio rates of return, asset allocations and expectations on future rates of return.
     The Company expects to make $0.9 million and $3.4 million of contributions to the Domestic and Foreign Plans, respectively, in 2007. Estimated future benefit payments are as follows (in thousands):

	Domestic	Foreign
	Plans	Plans
2007	$2,117	$825
2008	2,234	1,069
2009	2,386	1,210
2010	2,450	1,405
2011	2,628	1,662
2012 — 2016	16,288	13,472
     The Company sponsors defined contribution plans, which are qualified as tax-exempt plans under the Internal Revenue Code. The plans cover all full-time, non-union employees with matching contributions up to 4% of eligible compensation in the United States and up to 4% in Canada, depending on length of service and levels of contributions. The Company’s pre-tax contributions to its defined contribution plans were approximately $2.6 million for the year ended December 30, 2006 and $3.0 million for each of the years ended December 31, 2005 and January 1, 2005.

17. SUBSIDIARY GUARANTORS
     AMI’s payment obligations under the 9 3/4% notes are fully and unconditionally guaranteed, jointly and severally on a senior subordinated basis, by its domestic wholly-owned subsidiaries: Gentek Holdings Inc., Gentek Building Products Inc. and Alside, Inc. Alside, Inc. is a wholly owned subsidiary having no assets, liabilities or operations. Gentek Building Products Limited is a Canadian company and does not guarantee AMI’s 9 3/4% notes. In the opinion of management, separate financial statements of the respective Guarantor Subsidiaries would not provide additional material information, which would be useful in assessing the financial composition of the Guarantor Subsidiaries. None of the Guarantor Subsidiaries has any significant legal restrictions on the ability of investors or creditors to obtain access to its assets in event of default on the Subsidiary Guarantee other than its subordination to senior indebtedness.
ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
December 30, 2006
(In thousands)

			Non-
		Guarantor	Guarantor	Reclassification
	Parent	Subsidiaries	Subsidiary	/Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$10,014	$1,692	$3,309	$—	$15,015
Accounts receivable, net	93,959	21,047	20,533	—	135,539
Intercompany receivables	—	33,714	18,786	(52,500)	—
Inventories	84,629	17,668	32,022	—	134,319
Income taxes receivable	—	5,915	88	(6,003)	—
Deferred income taxes	5,675	2,694	418	—	8,787
Other current assets	7,154	1,240	1,251	—	9,645

Total current assets	201,431	83,970	76,407	(58,503)	303,305
Property, plant and equipment, net	99,060	3,225	32,005	—	134,290
Goodwill	194,814	36,518	—	—	231,332
Other intangible assets, net	93,408	11,189	944	—	105,541
Investment in subsidiaries	144,347	52,210	—	(196,557)	—
Other assets	11,843	—	20	—	11,863

Total assets	$744,903	$187,112	$109,376	$(255,060)	$786,331

Liabilities And Stockholder’s Equity
Current liabilities:
Accounts payable	$43,811	$15,359	$19,322	$—	$78,492
Intercompany payables	37,744	—	14,756	(52,500)	—
Payable to parent	763	—	—	—	763
Accrued liabilities	49,217	7,599	7,948	—	64,764
Income taxes payable	14,267	—	—	(6,003)	8,264

Total current liabilities	145,802	22,958	42,026	(58,503)	152,283
Deferred income taxes	45,450	3,560	1,918	—	50,928
Other liabilities	16,577	16,247	13,222	—	46,046
Long-term debt	271,000	—	—	—	271,000
Stockholder’s equity	266,074	144,347	52,210	(196,557)	266,074

Total liabilities and stockholder’s equity	$744,903	$187,112	$109,376	$(255,060)	$786,331

ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For The Year Ended December 30, 2006
(In thousands)

			Non-
		Guarantor	Guarantor	Reclassification/
	Parent	Subsidiaries	Subsidiary	Elimination	Consolidated
Net sales	$883,676	$241,894	$291,423	$(166,939)	$1,250,054
Cost of sales	655,071	226,360	233,284	(166,939)	947,776

Gross profit	228,605	15,534	58,139	—	302,278
Selling, general and administrative expense	157,264	18,111	28,469	—	203,844
Impairment of long-lived assets	3,423	—	—	—	3,423
Facility closure costs, net	(92)	—	—	—	(92)

Income from operations	68,010	(2,577)	29,670	—	95,103
Interest expense, net	31,540	—	873	—	32,413
Foreign currency (gain) loss	—	—	(703)	—	(703)

Income before income taxes	36,470	(2,577)	29,500	—	63,393
Income taxes	13,967	6,207	9,922	—	30,096

Income before equity income from subsidiaries	22,503	(8,784)	19,578	—	33,297
Equity income from subsidiaries	10,794	19,578	—	(30,372)	—

Net income (loss)	$33,297	$10,794	$19,578	$(30,372)	$33,297

ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For The Year Ended December 30, 2006
(In thousands)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiary	Consolidated
Net cash provided by (used in) operating activities	$57,778	$(637)	$11,159	$68,300

Investing Activities
Additions to property, plant and equipment	(12,193)	(136)	(2,319)	(14,648)
Proceeds from sale of assets	2,849	—	59	2,908

Net cash used in investing activities	(9,344)	(136)	(2,260)	(11,740)

Financing Activities
Repayments of term loan	(46,000)	—	—	(46,000)
Financing costs	(128)	—	—	(128)
Dividends	(7,735)	—	—	(7,735)
Intercompany transactions	8,433	1,419	(9,852)	—

Net cash provided by (used in) financing activities	(45,430)	1,419	(9,852)	(53,863)

Effect of exchange rate changes on cash	—	—	18	18
Net increase (decrease) in cash	3,004	646	(935)	2,715
Cash at beginning of period	7,010	1,046	4,244	12,300

Cash at end of period	$10,014	$1,692	$3,309	$15,015

ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2005
(In thousands)

			Non-
		Guarantor	Guarantor	Reclassification
	Parent	Subsidiaries	Subsidiary	/Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$7,010	$1,046	$4,244	$—	$12,300
Accounts receivable, net	100,679	26,506	20,479	—	147,664
Intercompany receivables	—	34,843	18,787	(53,630)	—
Receivable from parent	3,908	—	—	—	3,908
Inventories	90,773	14,672	28,079	—	133,524
Income taxes receivable	—	2,860	—	(2,860)	—
Deferred income taxes	6,083	3,252	—	—	9,335
Other current assets	7,987	1,062	1,171	—	10,220

Total current assets	216,440	84,241	72,760	(56,490)	316,951
Property, plant and equipment, net	106,887	4,167	32,534	—	143,588
Deferred income taxes	—	4,268	—	(4,268)	—
Goodwill	194,174	36,517	—	—	230,691
Other intangible assets, net	96,803	11,819	1,245	—	109,867
Investment in subsidiaries	137,480	36,497	—	(173,977)	—
Other assets	15,999	—	501	—	16,500

Total assets	$767,783	$177,509	$107,040	$(234,735)	$817,597

Liabilities And Stockholder’s Equity
Current liabilities:
Accounts payable	$57,820	$13,073	$26,040	$—	$96,933
Intercompany payables	29,311	—	24,319	(53,630)	—
Accrued liabilities	41,568	9,162	6,981	—	57,711
Income taxes payable	10,263	—	368	(2,860)	7,771

Total current liabilities	138,962	22,235	57,708	(56,490)	162,415
Deferred income taxes	50,731	—	3,344	(4,268)	49,807
Other liabilities	16,589	17,794	9,491	—	43,874
Long-term debt	317,000	—	—	—	317,000
Stockholder’s equity	244,501	137,480	36,497	(173,977)	244,501

Total liabilities and stockholder’s equity	$767,783	$177,509	$107,040	$(234,735)	$817,597

ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For The Year Ended December 31, 2005
(In thousands)

		Guarantor	Non-Guarantor	Reclassification/
	Parent	Subsidiaries	Subsidiary	Elimination	Consolidated
Net sales	$831,495	$236,594	$269,453	$(163,951)	$1,173,591
Cost of sales	623,226	223,672	223,320	(163,951)	906,267

Gross profit	208,269	12,922	46,133	—	267,324
Selling, general and administrative expense	152,773	20,528	25,192	—	198,493
Facility closure costs, net	3,956	—	—	—	3,956

Income from operations	51,540	(7,606)	20,941	—	64,875
Interest expense, net	31,339	—	583	—	31,922
Foreign currency (gain) loss	—	—	781	—	781

Income before income taxes	20,201	(7,606)	19,577	—	32,172
Income taxes	2,748	538	6,423	—	9,709

Income before equity income from subsidiaries	17,453	(8,144)	13,154	—	22,463
Equity income from subsidiaries	5,010	13,154	—	(18,164)	—

Net income (loss)	$22,463	$5,010	$13,154	$(18,164)	$22,463

ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For The Year Ended December 31, 2005
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Consolidated
Net cash provided by (used in) operating activities	$33,415	$(9,045)	$23,527	$47,897

Investing Activities
Additions to property, plant and equipment	(19,539)	(465)	(955)	(20,959)
Proceeds from sale of assets	40	4	38	82

Net cash used in investing activities	(19,499)	(461)	(917)	(20,877)

Financing Activities
Repayments of term loan	(23,000)	—	—	(23,000)
Settlement of promissory notes	(11,607)	—	—	(11,607)
Dividends	(38,275)	40,000	(40,000)	(38,275)
Intercompany transactions	22,283	(36,331)	14,048	—

Net cash provided by (used in) financing activities	(50,599)	3,669	(25,952)	(72,882)

Effect of exchange rate changes on cash	—	—	108	108
Net decrease in cash	(36,683)	(5,837)	(3,234)	(45,754)
Cash at beginning of period	43,693	6,883	7,478	58,054

Cash at end of period	$7,010	$1,046	$4,244	$12,300

ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For The Year Ended January 1, 2005
(In thousands)

		Guarantor	Non-Guarantor	Reclassification/
	Parent	Subsidiaries	Subsidiary	Elimination	Consolidated
Net sales	$773,546	$175,322	$217,744	$(72,653)	$1,093,959
Cost of sales	550,177	150,303	177,124	(72,653)	804,951

Gross profit	223,369	25,019	40,620	—	289,008
Selling, general and administrative expense	141,455	20,714	22,355	—	184,524
Transaction costs	67,649	—	—	—	67,649
Facility closure costs, net	4,535	—	—	—	4,535

Income from operations	9,730	4,305	18,265	—	32,300
Interest expense, net	27,337	8	439	—	27,784
Transaction costs	16,297	—	—	—	16,297
Foreign currency (gain) loss	—	—	387	—	387

Income before income taxes	(33,904)	4,297	17,439	—	(12,168)
Income taxes	(8,700)	1,615	5,851	—	(1,234)

Income before equity income from subsidiaries	(25,204)	2,682	11,588	—	(10,934)
Equity income from subsidiaries	14,270	11,588	—	(25,858)	—

Net income (loss)	$(10,934)	$14,270	$11,588	$(25,858)	$(10,934)

ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For The Year Ended January 1, 2005
(In thousands)

		Guarantor	Non-Guarantor	Reclassification
	Parent	Subsidiaries	Subsidiary	/Elimination	Consolidated
Net cash provided by (used in) operating activities	$5,006	$(742)	$13,374	$1,099	$18,737

Investing Activities
Additions to property, plant and equipment	(16,478)	(1,431)	(832)	—	(18,741)
Proceeds from sale of assets	90	—	—	—	90

Net cash provided by (used in) investing activities	(16,388)	(1,431)	(832)	—	(18,651)

Financing Activities
Net equity contributions	60,691	—	—	—	60,691
Distribution of Investcorp proceeds to management shareholders	(30,406)	—	—	—	(30,406)
Proceeds from borrowings under term loan	175,000	—	—	—	175,000
Repayments of term loan	(140,000)	—	—	—	(140,000)
Financing costs	(12,008)	—	(101)	—	(12,109)
Intercompany transactions	(601)	6,074	(5,473)	—	—

Net cash provided by (used in) financing activities	52,676	6,074	(5,574)	—	53,176

Effect of exchange rate changes on cash	—	—	510	—	510
Net increase (decrease) in cash	41,294	3,901	7,478	1,099	53,772
Cash at beginning of period	2,399	2,982	—	(1,099)	4,282

Cash at end of period	$43,693	$6,883	$7,478	$—	$58,054

18. CONTINGENCIES
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
Changes in Internal Control over Financial Reporting
     There have been no changes to the Company’s internal control over financial reporting during the quarter ended December 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
     Section 404 of the Sarbanes-Oxley Act requires the Company’s management to report on the Company’s internal control over financial reporting as of December 29, 2007. The Company is actively continuing its ongoing process, utilizing outside assistance, of documenting, testing and evaluating the Company’s internal control over financial reporting. The process of documenting, testing and evaluating the Company’s internal control over financial reporting under the applicable guidelines is complex and time consuming, and available internal and external resources necessary to assist the Company in the documentation and testing required to comply with Section 404 are limited. While the Company currently believes it has dedicated the appropriate resources and that it will be able to fully comply with Section 404 in its annual report on Form 10-K for its fiscal year ending December 29, 2007, there can be no assurance that the Company will ultimately be able to comply with Section 404 in its Annual Report on Form 10-K for the fiscal year ending December 29, 2007 or whether it will be able to conclude the Company’s internal control over financial reporting is effective as of December 29, 2007.
ITEM 9B. OTHER INFORMATION
     None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The following table sets forth information about the board of directors and executive officers for the Company.

Name	Age	Position(s)
Thomas N. Chieffe	49	President and Chief Executive Officer
D. Keith LaVanway	42	Vice President-Chief Financial Officer, Treasurer and Secretary
Robert M. Franco	53	President of Alside Supply Centers
Wayne D. Fredrick	60	Executive Vice President of Sales
Kevin M. Hayes	38	Director
Ira D. Kleinman	50	Director, Chairman of the Board of Directors
Kevin C. Nickelberry	36	Director
Thomas J. Sullivan	44	Director
Dana R. Snyder	60	Director and Former Interim President and Chief Executive Officer
Dennis W. Vollmershausen	63	Director
     Set forth below is a brief description of the business experience of each of the Company’s directors and executive officers as of March 19, 2007.
     Thomas N. Chieffe, Age 49. Mr. Chieffe joined the Company in October 2006 as the Company’s President and Chief Executive Officer. Mr. Chieffe was also appointed director of AMI, Holdings, AMH, and AMH’s parent corporation, AMH Holdings II, Inc. Mr. Chieffe joins the Company having worked for Masco Corporation from 1993 to 2006 in various leadership positions, including Group Vice President, Retail Cabinets, from 2005 to 2006, President and Chief Executive Officer of Kraftmaid Cabinetry, Inc., from 2001 to 2005, General Manager of Kraftmaid from 1999 to 2001, Executive Vice President of Operations for Kraftmaid from 1996 to 1999, and Group Controller from 1993 to 1996. Mr. Chieffe also serves as a director for Monessen Hearth Systems.
     D. Keith LaVanway, Age 42. Mr. LaVanway has been Vice President-Chief Financial Officer, Treasurer and Secretary of the Company since 2002 and Vice President-Finance, Chief Financial Officer, Assistant Treasurer and Assistant Secretary of AMH since March 2004 and Treasurer and Secretary of AMH since December 2004. He has been Vice President-Chief Financial Officer, Treasurer and Secretary of AMH II since December 2004. He has also been Vice President-Finance and Chief Financial Officer of Holdings since 2002 and Treasurer and Secretary of Holdings since December 2004. Mr. LaVanway joined the Company in February 2001 as Vice President-Chief Financial Officer of Alside and was also named a Vice President of the Company. Prior to joining the Company, Mr. LaVanway was employed by Nortek, Inc. from 1995 to 2001, where he served in various financial positions.
     Robert M. Franco, Age 53. Mr. Franco joined the Company in 2002 as President of Alside Supply Centers. Prior to joining the Company, Mr. Franco was most recently Vice President of the Exterior Systems Business of Owens-Corning, Inc., where he had worked in a variety of key management positions for over twenty years.
     Wayne D. Fredrick, Age 60. Mr. Fredrick has been Executive Vice President of Sales of the Company since April 2006 and Vice President of Sales of Alside Products since 2001. Prior to this Mr. Fredrick was the Vice President of Sales, Window Products since 1988. Mr. Fredrick joined the Company in 1973.
     Kevin M. Hayes, Age 38. Mr. Hayes has been a director of the Company since 2002. Mr. Hayes has also been a director of Holdings since 2002, a director of AMH since March 2004 and a director of AMH II since December 2004. He is a Partner of Weston Presidio and has served in this position since 2000. From 1996 to 2000, he was a Principal at Weston Presidio. Mr. Hayes is also a director of Amscan Holdings, Inc.
     Ira D. Kleinman, Age 50. Mr. Kleinman has been a director since 2002. From March 2004 until December 2004, Mr. Kleinman was chairman of the board of directors and a director of AMH and he has been a director of Holdings since 2002. Since December 22, 2004, Mr. Kleinman has been a director of the Company and AMH II. Mr. Kleinman has been a General Partner of Harvest Partners for more than six years. Mr. Kleinman is also a director of Global Power Equipment Inc.

     Kevin C. Nickelberry, Age 36. Mr. Nickelberry has been a director of AMI, Holdings, AMH and AMH II since January 2007. Mr. Nickelberry has been an executive of Investcorp or one or more of its wholly-owned subsidiaries since 2003. Mr. Nickelberry is currently a principal with the New York Office of Investcorp. Prior to joining Investcorp, Mr. Nickelberry held positions at JPMorgan Partners and Goldman, Sachs and Co. Mr. Nickelberry is also a director of Stratus Technologies Inc. and Polyconcept Holding, BV.
     Thomas J. Sullivan, Age 44. Mr. Sullivan has been a director of AMI, Holdings, AMH and AMH II since November 2005. Mr. Sullivan has been an executive of Investcorp or one or more of its wholly-owned subsidiaries since 1996. Mr. Sullivan is currently a managing director with the New York Office of Investcorp. Prior to joining Investcorp, Mr. Sullivan held positions at The Leslie Fay Companies. Mr. Sullivan is also a director and chairman of the audit committee for Werner Holdings Inc., CCC Information Services Group Inc. and Greatwide Logistics Holdings.
     Dana R. Snyder, Age 60. Mr. Snyder has been a director of AMI, Holdings, AMH and AMH II since December 2004. From July through September 2006, Mr. Snyder served as the Company’s Interim President and Chief Executive Officer. Mr. Snyder is currently serving as a director of Werner Holdings Inc. and as an advisory director of Investcorp. Previously, Mr. Snyder was an executive with Ply Gem Industries, Inc. and The Stolle Corporation.
     Dennis W. Vollmershausen, Age 63. Mr. Vollmershausen has been a director of the Company and Holdings since 2002. Mr. Vollmershausen has also been a director of AMH since March 2004 and a director of AMH II since December 2004. He is the President, Chief Executive Officer and director of Lund International Holdings, Inc., a manufacturer, marketer and distributor of aftermarket accessories for the automotive market, which he joined at the end of 1997. He has also been a director of Madill Equipment Inc. since 2004 and a director of Wesruth Investments Limited since 1990. From 1996 through the end of 1997, Mr. Vollmershausen worked at Champion Road Machinery, Ltd., a manufacturer of construction equipment, as President and Chief Executive Officer. Mr. Vollmershausen also served as the Chairman of the Board of London Machinery, Inc. from 1989 to 2005.
     The following individual was a director during fiscal year 2006 but has since resigned:

Name	Position(s)
Christopher J. Stadler	Director (from December 2004 to January 2007)
     All of the Company’s directors are elected on an annual basis, with terms expiring as of the annual meeting of stockholders. All of the officers serve at the discretion of the board of directors. The boards of directors of AMH II, AMH, Holdings and AMI each have the same composition and are subject to the rules and operating procedures as set forth in the stockholders agreement.
     The following individuals were officers during fiscal year 2006 but have since resigned:

Name	Position(s)
Michael Caporale, Jr.	Joined the Company in 2000 as President of the Alside Window Company. Became President and Chief Executive Officer of the Company and a director in 2002. Became Chairman of the Board, President and Chief Executive Officer of the Company and AMH II in December 2004. Resigned as Chairman of the Board, President and Chief Executive Officer on June 30, 2006. Served as a member of the Boards of Directors through December 31, 2006.

Dana R. Snyder	Served as the Company’s Interim President and Chief Executive Officer from July through September 2006. Mr. Snyder continues to serve as a director of the Company.

Name	Position(s)
Trevor Deighton	Mr. Deighton joined the Company in November 2005 as the Company’s Vice President and Chief Operating Officer. Prior to joining the Company, Mr. Deighton was employed by The Black & Decker Corporation (“Black & Decker”) since 1988 where he served in various management positions. Most recently, Mr. Deighton served as Black & Decker’s Vice President of Global Operations for its Industrial Product Group since September 2005. Mr. Deighton resigned from the Company effective March 14, 2007.
AUDIT COMMITTEE
     The members of the audit committee are appointed by the Company’s board of directors. The Company’s audit committee currently consists of Thomas Sullivan, Dennis Vollmershausen and Kevin Hayes. Mr. Sullivan, who serves as the chairman of the audit committee, is a financial expert under the Sarbanes-Oxley Act of 2002 and the rules of the SEC. Mr. Hayes is the only independent member of the committee, as that term is defined under the NASDAQ National Market listing requirements. The Company is not an issuer as defined under the Sarbanes-Oxley Act and it does not have a class of securities listed on any national securities exchange. The Company believes the experience and education of the directors qualifies them to monitor the integrity of its financial statements, compliance with legal and regulatory requirements, the public accountant’s qualifications and independence, the Company’s internal controls and procedures for financial reporting, and the Company’s compliance with the Sarbanes-Oxley Act and the rules and regulations thereunder. In addition, the audit committee has the ability on its own to retain independent accountants, financial advisors or other consultants, advisors and experts whenever it deems appropriate.
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
     Not applicable.
CODE OF ETHICS
     The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, and other persons performing similar functions. This code of ethics is posted on the Company’s website at http://www.associatedmaterials.com. Any waiver or amendment to this code of ethics will be timely disclosed on the Company’s website.

ITEM 11. EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
Objectives of the Company’s Executive Compensation Program
     The goals of the Company’s executive compensation program are to: (1) attract and retain key executives, (2) align executive pay with corporate and shareholder goals and (3) encourage a long-term commitment to enhance equity value. For purposes of this discussion, the term “executive” refers to the Company’s named executive officers.
     The Company’s key performance indicator is adjusted EBITDA. The Company and its shareholders utilize adjusted EBITDA as the primary measure of the Company’s financial performance. Accordingly, the Company’s compensation programs are designed to reward executives for driving growth of the Company’s adjusted EBITDA, which the Company believes corresponds to the enhancement of equity value. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization as well as certain management fees paid to its private equity sponsors, gains or losses from the sale of capital assets, transaction costs, and non-recurring or extraordinary items. Adjusted EBITDA is synonymous with the defined term “EBITDA”, which is used in the employment agreements for the executives, provided that “EBITDA”, as compared to adjusted EBITDA, may be subject to additional adjustments as made in good faith by the Board of Directors. For purposes of the discussion within the Compensation Discussion and Analysis and the Executive Compensation Disclosures, EBITDA shall have the meaning as defined in the employment agreements.
Elements of Compensation
     Executive compensation is comprised of one or more of the following elements: (1) base salary, (2) bonus awards, (3) annual incentive bonus, (4) equity-based compensation consisting of stock options, (5) other long-term incentives based upon the enhancement of the Company’s equity value, and (6) separation or severance benefits. The Company believes that each of these elements is necessary to remain competitive in attracting and retaining talented executives. Furthermore, the annual incentive bonus, equity-based compensation and other long-term incentives align the executive’s goals with those of the organization and its shareholders.
     Collectively, these elements of the executive’s total compensation are designed to reward and influence the executive’s individual performance and the Company’s short-term and long-term performance. Base salaries and annual incentive bonuses are designed to reward executives for their performance and the short-term performance of the Company. Bonus awards are typically used as sign-on bonuses or incentives to attract executives to the Company, or may be used to reward executives at the discretion of the Board of Directors. The Company believes that equity-based compensation and other long-term incentive compensation ensure that the Company’s executives have a continuing stake in the long-term success of the Company and have incentives to increase equity value. Separation and severance benefits are commonplace in executive positions, and the offering of such benefits is necessary to remain competitive in the marketplace. Total compensation for each executive is reviewed annually by the Compensation Committee to ensure that the proportions of the executive’s short-term incentives and long-term incentives are properly balanced.
Setting Executive Compensation
     The Compensation Committee of the Board of Directors (the “Committee”) reviews all initial employment agreements and recommends changes to compensation for the Company’s top management group, including the executives, which are forwarded to the Board of Directors for approval. The Company’s Human Resource Department compiles data regarding compensation paid by other companies for use in the determination of annual salary increases, as well as for use in the review of the overall compensation structure for executives. The Company subscribes to a compensation database (Hay Group PayNet Compensation Database) to obtain compensation data for similar sized companies based on annual revenues. For the named executives, the Company’s Vice President of Human Resources and Chief Executive Officer (“CEO”) review the data obtained from the compensation database in conjunction with assessing each executive’s performance for the year, and they prepare recommendations to the Committee with respect to proposed annual increases for the executives excluding themselves. The Vice President of Human Resources provides the Committee with data from the database related to comparable CEO compensation; however, the Committee develops its own assessment of the performance of the CEO and, if deemed appropriate, recommends a proposal for an annual base salary increase. The following further discusses each component of executive compensation.

Base Salary
     Base salaries are determined based on (1) a review of salary ranges for similar positions at companies of similar size based on annual revenues; (2) the specific experience level of the executive; and (3) expected contributions by the executive toward organizational goals. Annually, the committee reviews base salaries of executives to ensure that, along with all other compensation, base salaries continue to be competitive with respect to similar sized companies. As described above, the Committee may also award annual increases in base salary contingent on the executive’s individual contributions and performance during the prior year.
Bonus Awards
     Bonus awards encompass any bonus provided outside of the annual incentive bonus. Typical bonus awards include awards used to attract executives to the Company, such as signing bonuses or bonuses to guarantee a fixed or minimum payout as compared to a payout under the annual incentive bonus based on EBITDA. Bonus awards can also be awarded at the discretion of the Board of Directors to recognize extraordinary achievements or contributions to the Company.
Annual Incentive Bonus
     The executive’s annual incentive bonus is determined as a percentage of base salary, based on the achievement of defined EBITDA hurdles. Each year the Board of Directors establishes EBITDA hurdles, including a Threshold, Target and Maximum hurdle, at which a payout will be made to the executive. The EBITDA hurdles are determined based on the Board of Directors’ judgment, giving consideration to the prior year performance of the Company, expected growth in EBITDA, market conditions that may impact results and a review of the budget prepared by management. If actual EBITDA is between either the Threshold and Target hurdles or the Target and Maximum hurdles, linear interpolation is used to calculate the incentive bonus payout. If actual EBITDA is below the Threshold hurdle, then an incentive bonus will not be paid. If actual EBITDA is equal to, or in excess of, the Maximum hurdle, the Maximum annual incentive bonus will be paid. The Board of Directors may, at its discretion, allow adjustments to EBITDA for non-recurring or unusual amounts, which may not otherwise be included as an adjustment to derive the Company’ adjusted EBITDA as presented elsewhere in this Report on Form 10-K.
Equity-Based Compensation — Stock Options
     The Committee awards equity-based compensation to executives based on the expected role of the executive in increasing equity value to shareholders. Typically stock options will be awarded upon hiring or promotion of the executive; however, stock options may be granted at any time at the discretion of the Board of Directors. Mr. LaVanway, Mr. Franco and Mr. Fredrick have each been granted stock options for the purchase of equity in AMH II. Refer to the “Outstanding Equity Awards at Fiscal Year-End” section for a description of the Company’s stock option plans. The number of stock options granted to Mr. LaVanway, Mr. Franco and Mr. Fredrick was determined by the Board of Directors such that each executive received a pre-defined ownership percentage, on a fully diluted basis, of the Company. The targeted pre-defined ownership percentage was established by the Board of Directors based on management ownership levels in similar private-equity transactions.
Other Long-Term Incentives
     Mr. Chieffe and Mr. Deighton were awarded long-term incentive compensation, which provides for payouts to the executive at the time of a liquidity event, in most cases based on the equity value realized, which is defined in their employment agreements as the net cash proceeds upon a liquidity event after extinguishment and/or assumption of indebtedness and related debt extinguishment premiums and payment of all related transaction fees and expenses. A liquidity event is described in the employment agreements as the occurrence of either (1) a transaction or series of transactions which results in the sale or transfer of more than a majority of the assets of the Company to a person other than the holders of the Class A voting preferred or common stock and the Class B voting common stock held by Harvest Partners and affiliates, or (2) a widely distributed sale of the common stock of the Company in an underwritten public offering pursuant to an effective registration statement filed with the Securities and Exchange commission, which yields at least $150 million of net proceeds to the Company. The long-term incentives were awarded in lieu of stock options for the following reasons: (1) the long-term incentives provide a direct link between an increase in equity value and the compensation earned by the executive; (2) the long-term incentive payouts are paid before any distributions can be made to any of the shareholders of the Company, including the liquidation preferences provided to the holders of the Class A and Class B stock and stock option holders; (3) the long-term incentives cannot be diluted by any future stock option grants; and (4) the CEO and Chief Operating Officer are expected to have the greatest impact on enhancing the equity value of the Company. The value of the long-term incentives awarded to the executive is at the discretion of the Board of Directors and is a subjective determination based on the expected contributions by the executive. In addition, the long-term incentive awards are reviewed in comparison to the equity awards and long-term incentives provided to other executives at the Company to ensure that the award is appropriate for the comparable level of responsibility.
     Mr. Chieffe was awarded an initial performance-based bonus, a long-term performance-based bonus and a transaction bonus, in each case payable only upon the occurrence of a liquidity event, and in most cases based on the realization of specified equity value targets. The terms of these long-term incentives are described in the “Grant of Plan-Based Awards” section and in Mr. Chieffe’s employment agreement. The initial performance-based bonus is a fixed amount and is not dependent on achieving performance targets. Both the long-term performance-based bonus and the transaction bonus contain performance targets which impact the value of the award. Each performance target was determined at the discretion of the Board of Directors based on EBITDA targets for the Company and the resulting implied equity value.
     Mr. Deighton was awarded a long-term incentive bonus payable upon the occurrence of a liquidity event based on the equity value realized from the liquidity event. The terms of these long-term incentives are described in the “Grant of Plan-Based Awards” section and in Mr. Deighton’s employment agreement. Each performance target was determined at the discretion of the Board of Directors based on EBITDA targets for the Company and the resulting implied equity value.
Separation Compensation
     Certain of the executives have entered into employment agreements that provide for severance and separation payments in the event that the Company terminates the executive without cause, if the employee resigns from the Company for good reason, as defined in the employment agreements, or in the event of a change of control. Refer to the “Grant of Plan-Based Awards” and “Potential Payments upon Termination or Change-in-Control” sections for additional discussion of these agreements. The Company believes that offering severance benefits is important to remain competitive in attracting talent to the Company. In addition, the benefits provided to the executive in the event of a change in control are enhanced in comparison to the standard separation or severance terms included in the executive’s employment agreement. These enhanced benefits allow the executive to remain focused on their responsibilities and the interest of the shareholders in the event of corporate changes or a change in control.
COMPENSATION COMMITTEE REPORT
     The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K.
THE COMPENSATION COMMITTEE
Dennis Vollmershausen
Thomas Sullivan
Ira Kleinman

SUMMARY COMPENSATION TABLE
     The table below summarizes the total compensation paid or earned by each of the named executive officers for the year ended December 30, 2006.

									Change in Pension
									Value and
								Non-Equity	Nonqualified
								Incentive Plan	Deferred
Name and Principal			Bonus					Compensation	Compensation	All Other
Position	Year	Salary	(1)		Stock Awards	Option Awards		(2)	Earnings	Compensation		Total
Thomas N. Chieffe,	2006	$125,000	$250,000	(3)	$—	$—		$—	$—	$—		$375,000
President and Chief Executive Officer

Dana R. Snyder,	2006	150,000	100,000	(4)	—	—		—	—	351,426	(8)	601,426
Former Interim President and Chief Executive Officer

Michael Caporale,	2006	330,000	—		—	—		330,000	—	2,157,517	(9)	2,817,517
Jr., Former Chairman, President and Chief Executive Officer

Trevor Deighton,	2006	400,000	100,000	(5)	—	—		140,000	—	98,400	(10)	738,400
Vice President, Chief Operating Officer (12)

D. Keith LaVanway,	2006	340,000	—		—	—		204,000	—	11,668	(11)	555,668
Vice President — Chief Financial Officer, Treasurer and Secretary

Robert M. Franco,	2006	300,000	—		—	—		180,000	—	18,337	(11)	498,337
President, Supply Centers

Wayne D. Fredrick,	2006	292,500	—		—	26,875	(6)	180,000	9,965 (7)	15,529	(11)	524,869
Executive Vice President of Sales

(1)	Amounts characterized as “Bonus” payments for the fiscal year ended December 30, 2006 were discretionary awards authorized by the Committee.

(2)	Amounts included in the column “Non-Equity Incentive Plan Compensation” reflect the annual cash incentive bonus calculated as a percentage of base salary based on the achievement of defined EBITDA hurdles and approved by the Committee at its March 8, 2007 meeting.

(3)	The bonus award for Mr. Chieffe for 2006, as set forth in his employment agreement, is $250,000 to be paid at the same time as the payments of the 2006 annual incentive bonus to all executives. This bonus award, which was not based on the achievement of any performance objectives, was included in Mr. Chieffe’s total compensation package to provide sufficient incentive for Mr. Chieffe to join the Company.

(4)	Mr. Snyder received a discretionary bonus award for 2006, payable during 2007, related to his service as Interim Chief Executive Officer and his overall contributions to the Company.

(5)	Mr. Deighton was guaranteed a minimum payout of $100,000 for the 2006 annual incentive bonus under his employment agreement.

(6)	The amount reflected above is the compensation cost recognized during the year ended December 30, 2006 in accordance with SFAS 123 (Revised) with respect to the 25,117 stock options awarded to Mr. Fredrick. The fair value at the date of grant of these awards was determined using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0.0%, a weighted-average risk free interest rate of 4.71%, an expected life of the option of 8 years, and expected volatility of 43.3%.

(7)	The amount reflected above is the change in the actuarial present value of Mr. Fredrick’s accumulated benefit under the Alside Retirement Plan during the year ended December 30, 2006. Refer to the “Pension Benefits” section for further discussion regarding the calculation of benefits earned under the Alside Retirement Plan.

(8)	Includes $225,000 of fees paid to Mr. Snyder pursuant to two separate Independent Consultant Agreements dated April 3, 2006 and October 1, 2006 with AMI, $62,000 of cash severance payments and $48,200 of estimated medical and dental benefits in accordance with the Agreement and General Release dated October 1, 2006, $15,000 of director fees paid for services rendered, and imputed income from group term life coverage provided by the Company in excess of $50,000.

(9)	Includes $2,000,000 of cash severance payments and $84,604 of estimated medical, dental and life insurance benefits awarded to Mr. Caporale pursuant to the Separation Agreement and General Release with AMI dated April 11, 2006, $60,000 of director fees paid for services rendered, country club membership dues, amounts accrued or allocated under a qualified defined contribution plan available to all Company employees, and imputed income from group term life coverage provided by the Company in excess of $50,000.

(10)	Includes $88,517 of relocation assistance in conjunction with Mr. Deighton joining the Company in November 2005, amounts accrued or allocated under a qualified defined contribution plan available to all Company employees and imputed income from group term life coverage provided by the Company in excess of $50,000.

(11)	Includes amounts accrued or allocated under a qualified defined contribution plan available to all Company employees, imputed income from group term life coverage provided by the Company in excess of $50,000 and the value of customer incentive trips attended by the executive’s spouse including the related tax liability.

(12)	Effective March 14, 2007, Mr. Deighton resigned as the Company’s Chief Operating Officer.

GRANTS OF PLAN-BASED AWARDS

									All Other Stock	All Other Option
			Estimated Future Payouts Under Non-Equity			Estimated Future Payouts Under Equity			Awards: Number of	Awards: Number of	Exercise or Base	Grant Date Fair
			Incentive Plan Awards			Incentive Plan Awards			Shares of Stock or	Securities	Price of Option	Value of Stock and
			Threshold	Target	Maximum	Threshold		Maximum	Units	Underlying Options	Awards	Option Awards
Name	Grant Date		($)	($)	($)	(#)	Target (#)	(#)	(#)	(#)	($/Sh)	($)
Thomas N. Chieffe	10/2006	(1)	$2,000,000	$20,000,000	$—	—	—	—	—	—	—	$—
Dana R. Snyder			—	—	—	—	—	—	—	—	—	—
Michael Caporale, Jr.	2006	(2)	132,000	660,000	1,320,000	—	—	—	—	—	—	—
Trevor Deighton	2006	(2)	0	140,000	300,000	—	—	—	—	—	—	—
D. Keith LaVanway	2006	(2)	68,000	204,000	340,000	—	—	—	—	—	—	—
Robert M. Franco	2006	(2)	60,000	180,000	300,000	—	—	—	—	—	—	—
Wayne D. Fredrick	2006	(2)	60,000	180,000	300,000	—	—	—	—	—	—	—
	4/2006	(3)	—	—	—	12,559	25,117	25,117	—	—	5.00	26,875

(1)	Beginning with 2007, Mr. Chieffe is eligible to receive a long-term performance-based bonus of $2.0 million per year through 2011 provided the Company achieves specified EBITDA targets set forth for each year and provided that Mr. Chieffe has been continuously employed by the Company through December 31 of each such calendar year. The provisions for the long-term performance-based bonus provide that should a shortfall in the applicable EBITDA target occur in any single year, to the extent EBITDA levels exceed the targets in future years, excess amounts can be applied to prior shortfalls in reverse chronological order, provided that Mr. Chieffe is employed by the Company through December 31 of the succeeding calendar year. The long-term performance-based bonus only becomes payable upon the occurrence of a liquidity event as defined in his employment agreement. The conditions for the long-term performance-based bonus also provide that upon the occurrence of a liquidity event, provided that Mr. Chieffe has been continuously employed by the Company through the date of such liquidity event, one-half of any unearned long-term performance-based bonus will be payable to Mr. Chieffe should the equity value of the Company (as defined in the employment agreement) arising from such liquidity event be at least equal to $550 million. The second half of any unearned long-term performance-based bonus will be payable should the equity value arising from such liquidity event be at least equal to $750 million.

Additionally, provided Mr. Chieffe is continuously employed through the date of a liquidity event occurring after December 31, 2006, he is eligible for an additional incentive transaction bonus based on the following equity value hurdles:

Equity Value Hurdles	Incentive Bonus

Less than $550,000,000	$0
$550,000,000	3,000,000
$750,000,000	7,000,000
$900,000,000	10,000,000

The incentive transaction bonus amounts set forth above are noncumulative. If the actual equity value is between two equity value hurdles, the applicable amount of the incentive bonus payable shall be determined by linear interpolation based on the difference between such equity value hurdles. If the actual equity value is greater than $900,000,000, the incentive transaction bonus in excess of $10,000,000 shall be computed on a basis consistent with the equity value hurdles described above without limitation. As the long-term performance-based bonus and transaction bonus are effective beginning in 2007, no amounts have been earned under Mr. Chieffe’s long-term incentive awards at December 30, 2006.

(2)	Amounts reflect the annual cash incentive bonus calculated as a percentage of base salary based on the achievement of defined EBITDA hurdles and approved by the Committee. The following table prescribes the annual incentive bonus payout, stated as a percentage of base salary, for which each of the named executive officers was eligible for 2006 based on the achievement of the designated EBITDA hurdle.

	2006 Annual Incentive Bonus Payout Percentage Based on Achievement of
	Corresponding EBITDA Hurdle
	Threshold		Target		Maximum

Thomas N. Chieffe	n/a		n/a		n/a
Dana R. Snyder	n/a		n/a		n/a
Michael Caporale, Jr.	20	%(a)	100	%(a)	200	%(a)
Trevor Deighton		(b)	60%		100%
D. Keith LaVanway	20%		60%		100%
Robert M. Franco	20%		60%		100%
Wayne D. Fredrick	20%		60%		100%

(a)	Due to Mr. Caporale’s separation from AMI during 2006, he was eligible to receive a pro rata share of his incentive bonus for 2006 based on his salary through June 30, 2006.

(b)	Based upon his employment agreement, Mr. Deighton was guaranteed a minimum payout of $100,000 for 2006.
(3)	Represents options granted under the terms of the AMH Holdings II, Inc. 2004 Stock Option Plan. The options granted to Mr. Fredrick during 2006 will expire on April 1, 2016. The options may be exercised on or after April 1, 2014; provided, however, that the options may become exercisable sooner upon the occurrence of a liquidity event such that one-half of the total number of options shall become exercisable if the internal rate of return received by Investcorp on their investment in the Company is at least equal to 10% with the remainder determined by linear interpolation based on the difference between an internal rate of return of 10% and 20%. If such internal rate of return is 20% or more, the option may be exercised for the full number of shares of stock. The exercise price of the options exceeded the fair value of AMH II’s class B common stock at the date of grant. The exercise price, determined at the discretion of the Committee, was intended to align the exercise price with those options issued to other members of management in 2002. Based on the Company’s estimated internal rate of return at December 30, 2006, no options would be exercisable in a liquidity event under Mr. Fredrick’s option awards.
     Total compensation for each executive is reviewed annually by the Committee to ensure that the proportions of the executive’s salary, bonus and short-term incentives are properly balanced, and that compensation is aligned with the Company’s performance. For the year ended December 30, 2006, salaries and discretionary bonuses comprised the following percentage of total compensation for each of the Company’s executives:

Salary and Bonus as a % of Total Compensation
Thomas N. Chieffe	100%
Dana R. Snyder	42%
Michael Caporale, Jr.	12%
Trevor Deighton	68%
D. Keith LaVanway	61%
Robert M. Franco	60%
Wayne D. Fredrick	56%
     Mr. Chieffe’s total compensation is comprised of salary and bonus due to his joining the Company in October 2006 and his exclusion from the annual incentive plan. Mr. Snyder and Mr. Caporale both served as CEO during a portion of 2006, and each received severance and other compensation that does not provide a meaningful comparison of the amounts paid for salary and bonuses to total compensation for these individuals. Mr. Deighton, Mr. LaVanway, Mr. Franco and Mr. Fredrick’s proportion of salary and bonus to total compensation each reflect the Company’s philosophy to have a significant portion of compensation based on the Company’s annual performance through the achievement of designated EBITDA hurdles.

     As a matter of practice, the Company enters into employment agreements with its executive officers that establish minimum salary levels, outline the terms of their discretionary and annual incentive bonus, and provide for severance and other separation benefits in the event of termination or a change in control. The following is a summary of the significant terms of the executives’ employment agreements.
     Mr. Chieffe entered into an employment agreement with the Company effective as of August 21, 2006. Under the terms of his employment agreement, Mr. Chieffe serves as the Company’s President and Chief Executive Officer. The initial term of the employment agreement is two years. The terms of the employment agreement provide that on the second anniversary of the effective date of the employment agreement and each successive anniversary thereof, the term of the employment agreement will automatically extend by one year unless the Company gives to Mr. Chieffe a notice not to extend the employment term. In the event that Mr. Chieffe is continuously employed through December 31, 2006, he will be eligible to receive an initial performance-based bonus of $1.5 million, provided that Mr. Chieffe is continuously employed by the Company through December 31, 2007, or such continuous employment during the calendar year 2007 is terminated by the Company without cause or by Mr. Chieffe for good reason as those terms are defined in the employment agreement. In addition, beginning with 2007, Mr. Chieffe is eligible to receive a long-term performance-based bonus of $2.0 million per year through 2011 provided the Company achieves specified EBITDA targets, and he is also eligible for an additional incentive transaction bonus that is based on achieving equity value hurdles according to the terms and conditions previously discussed. The employment agreement provides that if Mr. Chieffe’s employment is involuntarily terminated by the Company without cause, or by Mr. Chieffe for good reason, he will be entitled to the following severance compensation: (1) severance equal to his base salary immediately prior to the date of termination of his employment for the longer period of twelve months or the remaining Employment term and (2) if after January 1, 2007, a pro rata portion of any annual incentive bonus payable for the year of termination. As a condition to any severance payments, the executive agrees not to compete with the Company for the greater of the remaining employment term or twelve months.
     In connection with the termination of Mr. Snyder’s employment as the Company’s Interim President and Chief Executive Officer on October 1, 2006, the Company entered into an Agreement and General Release with Mr. Snyder. Under the terms of the Agreement and General Release, Mr. Snyder’s employment with the Company terminated on October 1, 2006. Under the terms of the Agreement and General Release, Mr. Snyder will receive severance payments in the amount of $1,000 per month for a period until the earlier of (1) Mr. Snyder no longer serving as a member of the Company’s Board of Directors, or (2) Mr. Snyder reaching 65 years of age. The Company will continue to provide Mr. Snyder with the medical and dental benefits he currently receives throughout the severance period, at the same rate of employee and Company shared costs of such coverage as are in effect from time to time for active employees of the Company.
     Mr. Caporale entered into an employment agreement with the Company effective as of April 19, 2002, which was amended and restated as of July 27, 2004. Under the terms of his employment agreement, if Mr. Caporale’s employment is involuntarily terminated by the Company without cause or if Mr. Caporale resigns for good reason, he will be entitled to severance equal to $1.0 million per year, together with continued health and dental benefits, for two years, plus a pro rata incentive bonus for the year of termination. In February 2006, Mr. Caporale announced his resignation from the Company and its direct and indirect parent companies, by mutual agreement with the Company’s board of directors. Mr. Caporale and the Company entered into a Separation Agreement and General Release dated April 11, 2006, whereby Mr. Caporale is to receive $2.0 million in cash payments (payable in equal semi-monthly payments) plus the continuation of medical, dental and life insurance benefits through June 30, 2008. As a condition to the severance payments, the Mr. Caporale agreed not to compete with the Company through June 30, 2008.
     Mr. Deighton entered into an employment agreement with the Company effective as of November 28, 2005, which was amended as of March 31, 2006, to serve as the Company’s Vice President — Chief Operating Officer. The initial term of the employment agreement is two years. The terms of the employment agreement provide that on the first anniversary of the commencement date and each successive anniversary thereof, the term of the employment agreement will be automatically extended for one year unless the Company gives Mr. Deighton a notice not to extend the employment term. Under the terms of his employment agreement, Mr. Deighton is eligible to earn a long-term incentive bonus of up to $15 million upon the occurrence of a liquidity event based upon the achievement of a specified equity value, as those terms are defined in Mr. Deighton’s employment agreement. The employment agreement provides that if Mr. Deighton’s employment is involuntarily terminated by the Company without cause, he will be entitled to the following severance compensation: (1) severance equal to his base salary immediately prior to the date of termination of his employment for the longer period of twelve months or the remaining employment term, and (2) a pro rata portion of any annual incentive bonus payable for the year of termination. The employment agreement also provides that if Mr. Deighton’s employment is involuntarily terminated by the Company without cause or if Mr. Deighton elects to resign upon the occurrence of certain specified events, in each case, within two years following a change in control, Mr. Deighton will be entitled to the following severance compensation and benefits: (1) two times Mr. Deighton’s base salary, (2) two times Mr. Deighton’s annual incentive pay (equal to the highest amount of incentive pay earned in any year during the preceding three years), (3) if the termination occurs after June 30 in any year, a prorated portion of his annual incentive pay for that calendar year, (4) for a period of 24 months, medical and dental insurance benefits consistent with the terms in effect for active employees of the Company during this period, subject to reduction to the extent comparable benefits are actually received by Mr. Deighton from another employer during this period, and (5) the cost of employee outplacement services equal to $30,000. As a condition to any severance payments, the executive agrees not to compete with the Company for two years after separation from the Company.
     Mr. LaVanway entered into an employment agreement with the Company effective as of April 19, 2002, which was amended and restated as of March 31, 2006, to serve as the Company’s Vice President — Chief Financial Officer. The term of the employment agreement is two years. The terms of the employment agreement provide that on the first anniversary of the equity tender offer completion date and each successive anniversary thereof, the term of the employment agreement will automatically extend by one year unless the Company gives to Mr. LaVanway a notice not to extend the employment term. Under the terms of his employment agreement, if Mr. LaVanway’s employment is involuntarily terminated by the Company without cause, he will be entitled to severance equal to his annual base salary and continued medical and dental benefits for twelve months or the remaining employment term, whichever is longer, plus a pro rata bonus for the year of termination. The terms of the employment agreement also provide that if Mr. LaVanway’s employment is involuntarily terminated by the Company without cause or if Mr. LaVanway elects to resign upon the occurrence of certain specified events, in each case, within two years following a change in control, Mr. LaVanway will be entitled to the following severance compensation and benefits: (1) two times Mr. LaVanway’s base salary, (2) two times Mr. LaVanway’s incentive pay (equal to the highest amount of incentive pay earned in any year during the preceding three years), (3) if the termination occurs after June 30 in any year, a prorated portion of his incentive pay for that calendar year, (4) continued medical, dental and life insurance benefits for 24 months, subject to reduction to the extent comparable benefits are actually received by Mr. LaVanway during this period from another employer, (5) the cost of employee outplacement services equal to $30,000, and (6) a two year automobile allowance in the amount provided to the executive immediately prior to the termination. As a condition to any severance payments, the executive agrees not to compete with the Company for two years after separation from the Company.
     Mr. Franco entered into an employment agreement with the Company effective as of April 19, 2002, which was amended and restated as of March 30, 2006, to serve as the President of Alside Supply Centers. The term of the employment agreement is two years. The terms of the employment agreement provide that on the first anniversary of the equity tender offer completion date and each successive anniversary thereof, the term of the employment agreement will automatically extend by one year unless the Company gives Mr. Franco a notice not to extend the employment term. The employment agreement provides that if Mr. Franco’s employment is involuntarily terminated by the Company without cause, he will be entitled to severance equal to his annual base salary and continued medical and dental benefits for twelve months or the remaining employment term, whichever is longer, plus a pro rata bonus for the year of termination. The terms of the employment agreement also provide that if Mr. Franco’s employment is involuntarily terminated by the Company without cause or if Mr. Franco elects to resign upon the occurrence of certain specified events, in each case, within two years following a change in control, Mr. Franco will be entitled to the following severance compensation and benefits: (1) two times Mr. Franco’s base salary, (2) two times Mr. Franco’s incentive pay (equal to the highest amount of incentive pay earned in any year during the preceding three years), (3) if the termination occurs after June 30, in any year, a prorated portion of his incentive pay for that calendar year, (4) continued medical, dental and life insurance benefits for 24 months, subject to reduction to the extent comparable benefits are actually received by Mr. Franco during this period from another employer, (5) the cost of employee outplacement services equal to $30,000, and (6) a two year automobile allowance in the amount provided to the executive immediately prior to the termination. As a condition to any severance payments, the executive agrees not to compete with the Company for two years after separation from the Company.

     Mr. Fredrick entered into an employment agreement with the Company effective April 3, 2006 to serve as the Executive Vice President of Sales. The term of the employment agreement is one year, which will automatically extend by one year unless the Company gives to Mr. Fredrick a notice not to extend the employment term. The employment agreement provides that if Mr. Fredrick’s employment is involuntarily terminated by the Company without cause, he will be entitled to the following severance compensation: (1) severance equal to his base salary immediately prior to the date of termination of his employment for twelve months, (2) continued medical and dental benefits consistent with the terms in effect for active employees of AMI over the severance period, and (3) a pro rata portion of any annual incentive bonus payable for the year of termination. The employment agreement also provides that if Mr. Fredrick’s employment is involuntarily terminated by the Company without cause or if Mr. Fredrick elects to resign upon the occurrence of certain specified events, in each case, within two years following a change in control, Mr. Fredrick will be entitled to the following severance compensation and benefits: (1) two times Mr. Fredrick’s base salary, (2) two times Mr. Fredrick’s annual incentive pay (equal to the highest amount of incentive pay earned in any year during the preceding three years), (3) if the termination occurs after June 30 in any year, a prorated portion of his annual incentive pay for that calendar year, (4) for a period of 24 months, medical and dental insurance benefits consistent with the terms in effect for active employees of AMI during this period, subject to reduction to the extent comparable benefits are actually received by Mr. Fredrick from another employer during this period, and (5) the cost of employee outplacement services equal to $30,000. As a condition to any severance payments, the executive agrees not to compete with the Company for two years if such termination occurs before April 1, 2008; or one year if such termination occurs after April 1, 2008.
     The employment agreements described above, with the exception of Mr. Snyder, each establish a minimum base salary level for the Company’s executives. The minimum base salary for each executive is as follows:

Minimum
Base Salary
Thomas N. Chieffe	$500,000
Dana R. Snyder	n/a
Michael Caporale, Jr.	600,000
Trevor Deighton	400,000
D. Keith LaVanway	340,000
Robert M. Franco	300,000
Wayne D. Fredrick	300,000
     Annually, the Committee reviews the executive’s performance and, if deemed appropriate, recommends a proposal for a base salary increase.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards						Stock Awards
										Equity
										Incentive
										Plan Awards:
									Equity	Market
									Incentive	or Payout
				Equity					Plan Awards:	Value of
				Incentive					Number of	Unearned
	Number			Plan Awards:				Market	Unearned	Shares,
	of		Number of	Number of			Number of	Value of	Shares,	Units or
	Securities		Securities	Securities			Shares or	Shares or	Units or	Other
	Underlying		Underlying	Underlying			Units of	Units of	Other	Rights
	Unexercised		Unexercised	Unexercised	Option	Option	Stock That	Stock That	Rights That	That Have
	Options (#)		Options (#)	Unearned	Exercise	Expiration	Have Not	Have Not	Have Not	Not
Name	Exercisable		Unexercisable	Options (#)	Price ($)	Date	Vested (#)	Vested ($)	Vested (#)	Vested ($)

Thomas N. Chieffe	—		—	—	—	—	—	—	—	—

Dana R. Snyder	—		—	14,093 (3)	$70.95	12/22/2014	—	—	—	—

Michael Caporale, Jr.	99,131	(1)(2)	—	—	$5.00	12/31/2006	—	—	—	—

Trevor Deighton	—		—	—	—	—	—	—	—	—

D. Keith LaVanway	54,576	(2)	5,979 (2)	—	$5.00	9/4/2012	—	—	—	—
	—		—	86,910 (3)	$70.95	12/22/2014

Robert M. Franco	19,263	(2)	1,993 (2)	—	$5.00	9/4/2012	—	—	—	—
	—		—	58,723 (3)	$70.95	12/22/2014

Wayne D. Fredrick	9,630	(2)	997 (2)	—	$5.00	9/4/2012	—	—	—	—
	—		—	25,117 (3)	$5.00	4/1/2016

(1)	Mr. Caporale’s options expired unexercised subsequent to December 30, 2006.

(2)	Options included in this stock option grant are from the Associated Materials Holdings Inc. 2002 Stock Option Plan, which vest between 10% — 20% immediately upon grant and the remainder on a straight line basis over five years.

(3)	Options included in this stock option grant are from the AMH Holdings II, Inc. 2004 Stock Option Plan, which vest 100% on the eighth anniversary from the date of grant, provided that the options may become exercisable sooner upon the occurrence of a liquidity event such that one-half of the total number of options shall become exercisable if the internal rate of return received by the Investcorp on their investment in the Company is at least equal to 10% with the remainder determined by linear interpolation based on the difference between an internal rate of return of 10% and 20%. If such internal rate of return to Investcorp is 20% or more, the option may be exercised for the full number of shares of stock.
     The Company maintains the Associated Materials Holdings Inc. 2002 Stock Option Plan and the AMH Holdings II, Inc. 2004 Stock Option Plan under which options have been issued to the Company’s executive officers. Below is a summary of the Company’s stock option plans.

Associated Materials Holdings Inc. 2002 Stock Option Plan
     In June 2002, Holdings adopted the Associated Materials Holdings Inc. 2002 Stock Option Plan. In conjunction with the March 2004 dividend recapitalization, AMH assumed the 2002 Plan and all outstanding options under the plan. Options under the 2002 Plan were converted from the right to purchase shares of Holdings common stock into a right to purchase shares of AMH common stock with each option providing for the same number of shares and at the same exercise price as the original options. The board of directors of AMH administers the 2002 Plan and selects eligible executives, directors, employees and consultants of AMH and its affiliates, including the Company, to receive options. The board of directors of AMH also will determine the number and type of shares of stock covered by options granted under the plan, the terms under which options may be exercised, the exercise price of the options and other terms and conditions of the options in accordance with the provisions of the 2002 Plan. An option holder may pay the exercise price of an option by any legal manner that the board of directors of AMH permits. Option holders generally may not transfer their options except in the event of death. If AMH undergoes a change in control, as defined in the 2002 Plan, all options then outstanding become immediately fully exercisable. The board of directors of AMH may adjust outstanding options by substituting stock or other securities of any successor or another party to the change in control transaction, or cash out such outstanding options, in any such case, generally based on the consideration received by its stockholders in the transaction. Subject to particular limitations specified in the 2002 Plan, the board of directors may amend or terminate the plan. The 2002 Plan will terminate no later than 10 years following its effective date; however, any options outstanding under the option plan will remain outstanding in accordance with their terms. AMH does not intend to grant any additional options under the 2002 Plan.
     In connection with the December 2004 recapitalization transaction, AMH amended the 2002 Plan to provide that each option then outstanding under the 2002 Plan following the completion of the December 2004 recapitalization transaction will be exercisable for two shares of the Class B non-voting common stock of AMH, to adjust for the dilution resulting from the transaction. In addition, each holder of such options entered into an agreement with AMH II whereby such option holders agreed, upon the exercise of any such options under the 2002 Plan, to automatically contribute to AMH II the AMH shares issued upon any such option exercise, in exchange for an equivalent number and class of shares of AMH II.
AMH Holdings II, Inc. 2004 Stock Option Plan
     In December 2004, AMH II adopted the AMH Holdings II, Inc. 2004 Stock Option Plan. The Compensation Committee of the board of directors of AMH II administers the 2004 Plan and selects eligible executives, directors, employees and consultants of AMH II and its affiliates, including the Company, to receive options to purchase AMH II Class B non-voting common stock. The Committee also determines the number of shares of stock covered by options granted under the 2004 Plan, the terms under which options may be exercised, the exercise price of the options and other terms and conditions of the options in accordance with the provisions of the 2004 Plan. An option holder may pay the exercise price of an option by any legal manner that the Committee permits. Option holders generally may not transfer their options except in the event of death. If AMH II undergoes a change of control, as defined in the 2004 Plan, the Committee may accelerate the exercisability of all or a portion of the outstanding options, adjust outstanding options by substituting stock, or cash out such outstanding options, in any such case, generally based on the consideration received by its stockholders in the transaction. Subject to particular limitations specified in the 2004 Plan, the board of directors may amend or terminate the 2004 Plan. The 2004 Plan will terminate no later than 10 years following its effective date; however, any options outstanding under the 2004 Plan will remain outstanding in accordance with their terms.
OPTIONS EXERCISES AND STOCK VESTED
     There were no exercises of stock options held by the Company’s executive officers in 2006.

PENSION BENEFITS

		Number	Present
		of Years	Value of	Payments
		Credited	Accumulated	During Last
		Service	Benefit	Fiscal Year
Name	Plan Name	(#)	($)	($)
Thomas N. Chieffe	—	—	$—	$—
Dana R. Snyder	—	—	—	—
Michael Caporale, Jr.	—	—	—	—
Trevor Deighton	—	—	—	—
D. Keith LaVanway	—	—	—	—
Robert M. Franco	—	—	—	—
Wayne D. Fredrick	Alside Retirement Plan	26.0 years (1)	355,145	—

(1)	As the Alside Retirement Plan was frozen on December 31, 1998, employees do not earn additional years of credited service after that time in determining the amount of benefits payable under the Plan. Mr. Fredrick has earned 33 years of service that is considered in determining his vesting service for early retirement eligibility, which is consistent with all other participants in the Alside Retirement Plan.
     The Alside Retirement Plan is a defined benefit plan that covers substantially all salaried employees and certain other groups of employees of the Alside division of Associated Materials Incorporated. During 1998, the Plan was amended such that benefit accruals and participation were frozen and no new employees were eligible to enter the Plan after December 31, 1998. The accumulated plan benefits for Plan participants are based on their average compensation during the five years preceding December 31, 1998, and are payable upon retirement, death, disability and termination of employment. The present value of accumulated benefits above was determined using the same interest rate and mortality assumptions as those used in the Company’s financial statements. Information regarding the Company’s retirement plans can be found in Note 16 to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data”.
NONQUALIFIED DEFERRED COMPENSATION
     The Company does not maintain any non-qualified defined contribution or other deferred compensation plans.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL
     Separation and Severance Benefits. The Company, as a matter of practice, provides separation and severance pay and benefits to all of its executive officers and management employees. To be eligible for benefits, a general release of claims in the form determined by the Company is required. Generally, employees are entitled to separation and severance pay of two weeks of base pay plus one week of pay for each year of service rendered with the Company. In addition to these benefits, the Compensation Committee may authorize additional payments when it separates an executive officer.
     Individual Agreements. In addition to the benefits generally provided to all management employees, the Company’s executive officers have agreements that affect the amount paid or benefits provided following termination or change in control. Refer to the “Grants of Plan-Based Awards” section for additional discussion regarding the employment agreements with the Company’s executives.
     The table below summarizes the amounts that are or would be payable, in addition to any amounts included in the Summary Compensation Table and pension benefits included in the Pension Benefits table, to executive officers in connection with a termination (including resignation, severance, or retirement) or a change in control had such event occurred on December 30, 2006. For purposes of this discussion, the Company has estimated the equity value of the Company based on an enterprise value determined by an independent valuation as of December 30, 2006, the fees associated with change in control provisions under the Company’s indenture agreements and the liquidation preferences described in the stockholders agreement dated December 22, 2004. Severance payments and benefits were calculated assuming the executives were terminated by the Company without cause.

	Termination Benefits				Change in Control
			Stock					Stock
			and stock	Severance	Long-term			and stock
	Severance	Benefits	options	payable	incentive	Severance	Benefits	options
Name	payments	(1)	(2)	through	payments (3)	payments	(4)	(2)
Thomas N. Chieffe	$875,000	$—	$—		$1,500,000	$875,000	$—	$—
Dana R. Snyder	59,000	45,868	—	11/30/2011	—	—	—	—
Michael Caporale, Jr.	1,500,000	74,084	—	6/30/2008	—	—	—	—
Trevor Deighton	764,392	—	—		—	1,280,000	43,080	—
D. Keith LaVanway	442,466	8,511	—		—	1,088,000	64,680	—
Robert M. Franco	390,411	8,511	—		—	960,000	64,680	—
Wayne D. Fredrick	300,000	6,540	—		—	960,000	43,080	—

(1)	Represents an estimate of the medical benefits, based on the Company’s current cost per employee, to which the executives would be entitled in the event of a termination.

(2)	Based on the Company’s estimated equity value at December 30, 2006, there was no assumed value of the outstanding Class B common stock of AMH II and stock options held by executives.

(3)	Based on the Company’s estimated equity value at December 30, 2006, no payments were due under the long-term incentive awards to Mr. Chieffe and Mr. Deighton as the thresholds for such payments were not achieved, other than the amounts guaranteed to Mr. Chieffe under the terms of his employment agreement.

(4)	Represents an estimate of the medical benefits, based on the Company’s current cost per employee, to which the executives would be entitled in the event of a termination in addition to amounts due for car allowances and employee outplacement services.
DIRECTOR COMPENSATION

Change
in Pension
Value and
	Fees			Non-Equity	Nonqualified
	Earned			Incentive	Deferred
	or Paid	Stock	Option	Plan	Compensation	All Other
Name	in Cash	Awards	Awards (1)	Compensation	Earnings	Compensation	Total
Kevin M. Hayes	$—	$—	$—	$—	$—	$—	$—
Ira D. Kleinman	—	—	—	—	—	—	—
Thomas Sullivan	—	—	—	—	—	—	—
Dennis W. Vollmershausen	25,000	—	—	—	—	—	25,000
Christopher J. Stadler	—	—	—	—	—	—	—
Thomas N. Chieffe	—	—	—	—	—	—	—
Dana R. Snyder	(2)	—	—	—	—	—	(2)
Michael Caporale, Jr.	(2)	—	—	—	—	—	(2)

(1)	At December 30, 2006, the aggregate number of options awards outstanding to directors was: Mr. Vollmershausen — 2,870 shares; Mr. Snyder — 14,093 shares; and Mr. Caporale — 99,131 shares.

(2)	Refer to the Summary Compensation Table herein for amounts paid to Mr. Snyder and Mr. Caporale for their services as directors of the Company during 2006.
     The Company currently reimburses its non-employee directors for all out of pocket expenses incurred in the performance of their duties as directors. The boards of directors of AMI, Holdings, AMH and AMH II each have the same composition and are subject to the rules and operating procedures as set forth in the stockholders agreement. The Company pays two of its directors, Dennis Vollmershausen and Dana Snyder, $5,000 for each of their participation in each meeting of the board of directors. None of the Company’s other directors currently receive any compensation for their services on the board of directors or committee of the board of directors.

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
     In September 2006, AMH amended its articles of incorporation resulting in the reclassification of its then outstanding shares of voting convertible preferred stock, non-voting convertible preferred stock, Class B voting common stock, and Class B non-voting common stock into a single class of common stock. Subsequent to the amendment, AMH has the authority to issue 1,000 shares of common stock with a par value of $0.01 per share, all of which are issued and outstanding at December 30, 2006. AMH II remains the sole shareholder of the common stock of AMH.
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
     The following table sets forth certain information as of March 19, 2007 regarding the beneficial ownership of AMH II by:
•	each person known by the Company to own beneficially 5% or more of the outstanding voting preferred stock or voting common stock of AMH II;

•	the directors and named executive officers of the Company; and

•	all directors and named executive officers of the Company as a group.

     The Company determined beneficial ownership in accordance with the rules of the SEC, which generally require inclusion of shares over which a person has voting or investment power. Share ownership in each case includes shares that may be acquired within sixty days through the exercise of any options. None of the shares held by executive officers and directors have been pledged as security. Except as otherwise indicated, the address for each of the named individuals is c/o Associated Materials Incorporated, 3773 State Road, Cuyahoga Falls, Ohio 44223.

	Class A Preferred Stock		Class B Common Stock
	Number of		Number of
	Shares—Series	% of	Shares—Series	% of
	I (voting)	Class	I (voting)	Class
Investcorp S.A.(1)	500,000	100%	—	—
Sipco Limited(2)	500,000	100%	—	—
AM Equity Limited(3)	80,117	16.0%	—	—
AM Investments Limited(4)	80,117	16.0%	—	—
Associated Equity Limited(5)	80,117	16.0%	—	—
Associated Investments Limited(6)	80,117	16.0%	—	—
Investcorp 2005 AMH Holdings II Portfolio Limited Partnership(7)	109,533	21.9%	—	—
Investcorp Coinvestment Partners II, L.P.(8)	36,666	7.3%	—	—
Investcorp Coinvestment Partners I, L.P.(9)	33,333	6.7%	—	—
Harvest Funds(10)(11)(12)	—	—	500,000	100%

	Class B Common Stock		Class B Common Stock
	Number of		Number of
	Shares—Series	% of	Shares—Series	% of
	I (voting)	Class	II (non-voting)	Class
Executive Officers and Directors
Thomas N. Chieffe	—	—	—	—
Michael Caporale, Jr.	—	—	71,688	5.8%
D. Keith LaVanway (13)	—	—	65,785	5.1%
Trevor Deighton	—	—	—	—
Robert M. Franco (14)	—	—	20,857	1.7%
Wayne D. Fredrick (15)	—	—	10,428	*
Kevin M. Hayes (16)	—	—	228,719	18.6%
Ira D. Kleinman (17)	500,000	100%	—	—
Kevin C. Nickelberry	—	—	—	—
Thomas Sullivan	—	—	—	—
Dana R. Snyder	—	—	—	—
Christopher J. Stadler	—	—	—	—
Dennis W. Vollmershausen (18)	—	—	4,093	*
All directors and executive officers as a group	500,000	100%	401,570	30.4%

*	less than 1%

(1)	Investcorp S.A. does not directly own any shares of stock of AMH II. With respect to the shares of Series I Class A Preferred Stock held by Investcorp 2005 AMH Holdings II Portfolio Limited Partnership (109,533 shares), Investcorp Coinvestment Partners II, L.P. (36,666 shares) and Investcorp Coinvestment Partners I, L.P. (33,333 shares), Investcorp S.A. is the general partner of each of those partnerships and, therefore, Investcorp S.A. may be deemed to share beneficial ownership of those shares. The balance of the shares of Series I Class A Preferred Stock is owned by AM Equity Limited, AM Investments Limited, Associated Equity Limited and Associated Investments Limited (collectively, the “AMH Investors”). Investcorp S.A. does not own any of the shares of the AMH Investors. Investcorp S.A. may be deemed to share beneficial ownership of the shares of Series I Class A Preferred Stock held by the AMH Investors because the owners of the voting stock of the AMH Investors have entered into revocable management services or similar agreements with an affiliate of Investcorp S.A. pursuant to which each of the entities owning the voting stock of the AMH Investors, or such entities’ stockholders, has granted such affiliate the authority to direct the voting and disposition of the voting shares issued by such entity, which permits Investcorp S.A. to control the voting and disposition of the Series I Class A Preferred Stock owned by each AMH Investor for so long as such agreements are in effect. The address for Investcorp Bank S.A. is 6 rue Adolphe Fischer, Luxembourg.

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

(13)	Includes 6,426 shares of Class B Series II (non-voting) common stock owned by Mr. LaVanway and options to purchase 59,359 shares of Class B Series II (non-voting) common stock.

(14)	Includes options to purchase 20,857 shares of Class B Series II (non-voting) common stock.

(15)	Includes options to purchase 10,428 shares of Class B Series II (non-voting) common stock.

(16)	Mr. Hayes is a director for AMH II, AMH, Holdings and AMI, representing four of AMH II’s stockholders, Weston Presidio Capital III, L.P., Weston Presidio Capital IV, L.P., WPC Entrepreneur Fund, L.P. and WPC Entrepreneur Fund II, L.P., which are collectively referred to as the “Weston Funds.” Mr. Hayes’ election as a director is prescribed by the stockholders agreement. See Item 13. “Certain Relationships and Related Transactions — The Stockholders Agreement.” The shares included in the table above includes shares held by the Weston Funds as follows: Weston Presidio Capital III, L.P. holds 65,992 shares of Class B Series II (non-voting) common stock; Weston Presidio Capital IV holds 156,986 shares of Class B Series II (non-voting) common stock; WPC Entrepreneur Fund, L.P. holds 3,256 shares of Class B Series II (non-voting) common stock; and WPC Entrepreneur Fund II, L.P. holds 2,485 shares of Class B Series II (non-voting) common stock. Mr. Hayes is a member or partner, as the case may be, of the general partner of the Weston Funds. Mr. Hayes disclaims beneficial ownership of the shares held by the Weston Funds, except to the extent of his pecuniary interest therein.

(17)	Includes shares of Class B Series I (voting) common stock owned by Harvest Partners III, L.P. and shares of Class B Series I (voting) common stock owned by Harvest Partners III GbR, for each of which Harvest Associates III, L.L.C. is the general partner. Also includes shares of Class B Series I (voting) common stock owned by Harvest Partners IV, L.P. and Harvest Partners IV KG, for each of which Harvest Partners IV, L.L.C. is the general partner. Mr. Kleinman is a voting member of Harvest Associates, III, L.L.C. and Harvest Partners IV, L.L.C. and may be deemed to share beneficial ownership of the shares of common stock of AMH beneficially owned by them. Mr. Kleinman disclaims beneficial ownership of common shares owned by Harvest Partners III, L.P., Harvest Partners III GbR, Harvest Partners IV, L.P. and Harvest Partners IV KG.

(18)	Includes 1,319 shares of Class B Series II (non-voting) common stock owned through a personal holding company in the name of 3755428 Canada Inc., a Canadian corporation. Mr. Vollmershausen is the sole shareholder of this corporation. Mr. Vollmershausen also holds options to purchase 2,774 shares of Class B Series II (non-voting) common stock.
CHANGES IN CONTROL
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
ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
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
     Pursuant to the stockholders agreement, Harvest Partners has the right to designate three members of a seven member board of directors of AMH II and Investcorp has the right to designate three of the seven members of the board of directors of AMH II. An additional board seat will be occupied by the chief executive officer of the Company, who is currently Thomas N. Chieffe. The boards of directors of AMH, Holdings and AMI have the same composition and are subject to the same rules and operating procedures as set forth in the stockholders agreement. The number of directors that each of Investcorp and Harvest Partners can designate to the board of directors is reduced as their equity ownership in AMH II is reduced below specified percentages. Funds managed by Harvest Partners, and Investcorp each hold 50% of the voting capital stock of AMH II. All decision making by the board of directors will generally require the affirmative vote of a majority of the members of the entire board of directors. In addition, certain matters, such as issuing additional equity securities, new debt financings, acquisitions and related transactions, and other significant transactions, require the affirmative vote of at least one director nominated by Harvest Partners and one director nominated by Investcorp (a “Special Board Approval”). The number of matters that require a Special Board Approval is reduced as the equity ownership of each of Harvest Partners and Investcorp falls below certain stated thresholds.
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

RELATED PARTY TRANSACTIONS
     The Company has written policies governing conflicts of interest by its employees. In addition, the Company circulates director and executive officer questionnaires on an annual basis to identify potential conflicts of interest. Although the Company does not have a formal process for approving related party transactions, the Company’s board of directors as a matter of practice reviewed all of the transactions described under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Party Transactions”.
     MANAGEMENT AGREEMENT
     See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Party Transactions” for a discussion of the Company’s management agreement with Investcorp and Harvest Partners. Under the financing and M&A advisory agreements, affiliates of Investcorp received $9.1 million for management and financial advisory services in connection with the December 2004 recapitalization transaction. Additionally, the Company entered into an agreement with Investcorp for management advisory, strategic planning and consulting services for which the Company paid Investcorp a total of $6 million on December 22, 2004. As described in the management services agreement with Investcorp, $4 million of this management fee relates to services to be provided during the first year of the agreement, with $0.5 million related to services to be provided each year of the remaining four year term of the agreement. In connection with the December 2004 recapitalization transaction, the Company entered into an amended and restated management agreement with Harvest Partners. Pursuant to the amended agreement, Harvest Partners received $4.9 million in connection with the December 2004 recapitalization transaction. Additionally, Harvest Partners received approximately $0.8 million for management fees for each of 2006, 2005 and 2004 and $1.3 million in financial advisory services in 2004 in connection with the completion of the offering of AMH’s 11 1/4% notes and the related transactions.
      MANAGEMENT BONUS
     Upon the completion of the offer by AMH of its 11 1/4% notes in March 2004, AMH paid 17 members of its and the Company’s senior management and a director a bonus of $14.5 million, of which approximately $12.3 million was paid to five executive officers, in recognition of their effort with respect to the acquisition of Gentek, the Company’s performance since the April 2002 merger transaction, as well as the completion of the offering of AMH’s 11 1/4% notes.
     Upon the completion of the December 2004 recapitalization transaction with Investcorp in December of 2004, AMH II paid 26 members of the Company’s senior management and a director a bonus of $22.3 million, of which approximately $19.4 million was paid to five executive officers, in recognition of their effort with respect to the transaction. At January 1, 2005, $8.0 million of the $22.3 million bonus amount was recorded as a promissory note. The note was paid in cash during the first quarter of 2005.
DIRECTOR INDEPENDENCE
     The Company has determined that Ira D. Kleinman, Thomas J. Sullivan, Kevin C. Nickelberry, Kevin M. Hayes and Christopher J. Stadler (former director of the Company that served through January 2007) are independent directors. Because of their employment (or former employment) with the Company, the Company has determined that Thomas N. Chieffe and Michael Caporale, Jr. (former director of the Company that served through December 2006) are not independent directors. In addition, the Company has determined that Dennis W. Vollmershausen is not an independent director due to the bonuses received from the recapitalization transactions in 2004. Finally, the Company has determined that Mr. Dana R. Snyder is not an independent director due to the amount of consulting fees he received from the Company in 2006.
     The compensation committee of the board of directors currently consists of Messrs. Kleinman, Sullivan and Vollmershausen. The Company has determined that Messrs. Kleinman and Sullivan are independent committee members, however Mr. Vollmershausen is not an independent committee member for the reason noted above.
     The audit committee of the board of directors currently consists of Messrs. Sullivan, Vollmershausen and Hayes. The Company has determined that Mr. Hayes is an independent audit committee member. The Company has determined that Mr. Sullivan is not an independent audit committee member as he holds the position of managing director of Investcorp’s New York office, which beneficially owns 100% of the Class A Preferred Stock Series I

(voting) shares of the Company’s indirect parent, AMH II. Further, the Company has determined that Mr. Vollmershausen is not an independent audit committee member for the reason noted above along with the fact that Mr. Vollmershausen is the Chief Executive Officer of Lund International, which is an affiliate of Harvest Partners, which beneficially owns 100% of the Class B Common Stock Series I (voting) of the Company’s indirect parent, AMH.
     Although the Company is not an issuer and it does not have a class of securities listed on any national securities exchange, the Company used the listing requirements of the NASDAQ National Market to make its evaluation as to the independence of members of the board of directors and the compensation and audit committees of the board of directors.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     The following table sets forth the aggregate fees billed to the Company by the independent accountants, Ernst & Young LLP, for services rendered during fiscal years 2006 and 2005 (in thousands):

	2006	2005
Audit Fees	$815	$794
Audit-Related Fees	—	30
Tax Fees	148	301
All Other Fees	—	—

Total Fees	$963	$1,125

     The Company’s audit committee adopted a policy in April 2003 to pre-approve all audit and non-audit services provided by its independent public accountants prior to the engagement of its independent public accountants with respect to such services. Under such policy, the audit committee may delegate one or more members who are independent directors of the board of directors to pre-approve the engagement of the independent public accountants. Such member must report all such pre-approvals to its entire audit committee at the next committee meeting.
AUDIT FEES
     Audit Fees principally constitute fees billed for professional services rendered by Ernst & Young LLP for the audit of the Company’s consolidated financial statements for each of the fiscal years 2006 and 2005 and the reviews of the consolidated financial statements included in the Company’s quarterly reports on Form 10-Q filed during fiscal years 2006 and 2005. The Audit Committee pre-approved 100% of the audit fees in 2006 and 2005.
AUDIT-RELATED FEES
     Audit-related fees constitute fees billed for assurance and related services by Ernst & Young LLP that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements, other than the services reported above under “Audit Fees”. In fiscal year 2005, audit-related fees principally consisted of general assistance with preparing for reporting on internal controls pursuant to Section 404 of the Sarbanes-Oxley Act. The Audit Committee pre-approved 100% of the audit-related fees in 2005.
TAX FEES
     Tax fees constitute fees billed for professional services rendered by Ernst & Young LLP for tax compliance, tax advice and tax planning in each of the fiscal years 2006 and 2005. In fiscal years 2006 and 2005, tax fees principally consisted of fees for tax compliance and review of transaction related tax matters. The Audit Committee pre-approved 100% of the tax fees in 2006 and 2005.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
     The following documents are included in this report.
(A)(1) FINANCIAL STATEMENTS
     See Index to Consolidated Financial Statements at Item 8 on Page 41 of this report.
(A)(2) FINANCIAL STATEMENT SCHEDULES
     All financial statement schedules have been omitted due to the absence of conditions under which they are required or because the information required is included in the consolidated financial statements or the notes thereto.
(C) EXHIBITS
     See Exhibit Index beginning on page 103 of this report. Management contracts and compensatory plans and arrangements required to be filed as an exhibit pursuant to Form 10-K are denoted in the Exhibit Index by an asterisk (*).

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

Date: March 23, 2007
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ THOMAS N. CHIEFFE Thomas N. Chieffe	President and Chief Executive Officer (Principal Executive Officer)	March 23, 2007

	/s/ D. KEITH LAVANWAY D. Keith LaVanway	Vice President-Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 23, 2007

	Kevin M. Hayes *	Director
	Ira D. Kleinman *	Director
	Thomas Sullivan *	Director
	Dana R. Snyder *	Director
	Kevin C. Nickelberry *	Director
	Dennis W. Vollmershausen *	Director

*By:	/s/ D. KEITH LAVANWAY

	D. Keith LaVanway		March 23, 2007
Attorney-in-Fact
SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT
     No annual report or proxy material has been sent to security holders covering fiscal 2006.

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Agreement and Plan of Merger, dated as of March 16, 2002, by and among Associated Materials Holdings Inc. (formerly known as Harvest/AMI Holdings Inc.), Simon Acquisition Corp. and AMI (incorporated by reference to Exhibit 99(d)(1) of Schedule TO filed by Associated Materials Holdings, Inc. and certain affiliates, Commission File No. 005-53705, filed on March 22, 2002).

3.1	Second Amended and Restated Certificate of Incorporation of AMH (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 14, 2006).

3.2	By-Laws of AMH (incorporated by reference to Exhibit 3.2 to AMH’s Registration Statement on Form S-4, Commission File No. 333-115543, filed on May 14, 2004).

3.3	Certificate of Designations, Preferences and Rights pertaining to the Preferred Stock of AMH, as filed with the Secretary of State of Delaware on December 22, 2004 (incorporated by reference to Exhibit 3.2 to AMH’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on December 23, 2004).

4.1	Indenture governing AMH’s 11 1/4% Senior Discount Notes due 2014, dated as of March 4, 2004, between AMH and Wilmington Trust Company (incorporated by reference to Exhibit 4.2 to AMH’s Registration Statement on Form S-4, Commission File No. 333-115543, filed on May 14, 2004).

4.2	Form of 11 1/4% Senior Discount Notes due 2014 (incorporated by reference to Exhibit 4.1 to AMH’s Registration Statement on Form S-4, Commission File No. 333-115543, filed on May 14, 2004).

4.3	Indenture governing AMI’s 9 3/4% Senior Subordinated Notes Due 2012, dated as of April 23, 2002, by and among AMI, AMI Management Company and Wilmington Trust Company (incorporated by reference to Exhibit 4.4 to AMH’s Registration Statement on Form S-4, Commission File No. 333-115543, filed on May 14, 2004).

4.4	Supplemental Indenture governing AMI’s 9 3/4% Senior Subordinated Notes Due 2012, dated as of May 10, 2002 by and among AMI, AMI Management Company, Al side, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 4.5 to AMH’s Registration Statement on Form S-4, Commission File No. 333-115543, filed on May 14, 2004).

4.5	Second Supplemental Indenture, dated as of August 29, 2003, among AMI, Al side, Inc., Gentek Holdings, Inc., Gentek Building Products, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 4.6 to AMH’s Registration Statement on Form S-4, Commission File No. 333-115543, filed on May 14, 2004).

4.6	Form of AMI’s 9 3/4% Senior Subordinated Note Due 2012 (incorporated by reference to Exhibit 4.7 to AMH’s Registration Statement on Form S-4, Commission File No. 333-115543, filed on May 14, 2004).

10.1	Second Amended and Restated Credit Agreement (the “Credit Agreement”), dated December 22, 2004, among Associated Materials Incorporated and Gentek Building Products Limited, as borrowers, AMH Holdings, Inc. and Associated Materials Holdings, Inc., as guarantors, the lenders party thereto, UBS AG, Stamford Branch, as the U.S. Administrative Agent, Canadian Imperial Bank of Commerce, as the Canadian Administrative Agent, Citigroup Global Markets Inc., as syndication agent, General Electric Capital Corporation and National City Bank, as Co-Documentation Agents, and UBS Securities, LLC and Citigroup Global Markets Inc., as joint lead arrangers (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on December 23, 2004).

Exhibit
Number	Description
10.2	Borrower Security and Pledge Agreement of AMI, dated as of April 19, 2002, by AMI, in favor of UBS AG, Stamford Branch, as administrative agent (incorporated by reference to Exhibit 10.2 to AMI’s Registration Statement on Form S-4, Commission File No. 333-92010, filed on July 3, 2002).

10.3	Form of Subsidiary Security and Pledge Agreement, by each subsidiary of AMI from time to time party thereto in favor of UBS AG, Stamford Branch, as administrative agent, on behalf of the Secured Parties (as defined in the Credit Agreement) (incorporated by reference to Exhibit 10.3 to AMI’s Registration Statement on Form S-4, Commission File No. 333-92010, filed on July 3, 2002).

10.4	Form of Subsidiary Guaranty, by each subsidiary of AMI from time to time party thereto in favor of UBS AG, Stamford Branch, as administrative agent, on behalf of the Secured Parties (as defined in the Credit Agreement) (incorporated by reference to Exhibit 10.4 to AMI’s Registration Statement on Form S-4, Commission File No. 333-92010, filed on July 3, 2002).

10.5	Assumption Agreement, dated as of April 19, 2002, by and among AMI and AMI Management Company, as guarantors (incorporated by reference to Exhibit 10.5 to AMI’s Registration Statement on Form S-4, Commission File No. 333-92010, filed on July 3, 2002).

10.6	Agreement of Sale, dated as of January 30, 1984, between USX Corporation (formerly United States Steel Corporation) (“USX”) and AMI (incorporated by reference to Exhibit 10.1 to AMI’s Registration Statement on Form S-1, Commission File No. 33-64788).

10.7	Amendment Agreement, dated as of February 29, 1984, between USX and AMI (incorporated by reference to Exhibit 10.2 to AMI’s Registration Statement on Form S-1, File No. 33-64788).

10.8	Form of Indemnification Agreement between AMI and each of the directors and executive officers of AMI (incorporated by reference to Exhibit 10.14 to AMI’s Registration Statement on Form S-1, File No. 33-84110).

10.9	Amended and Restated Management Agreement, dated December 22, 2004, by and between Harvest Partners, Inc. and Associated Materials Incorporated (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on December 23, 2004).

10.10	Asset Purchase Agreement, dated as of June 24, 2002, between AMI and Amer Cable Incorporated (incorporated by reference to Exhibit 10.12 to AMI’s Registration Statement on Form S-4, Commission File No. 333-92010, filed on July 3, 2002).

10.11*	Associated Materials Holdings Inc. 2002 Stock Option Plan (incorporated by reference to Exhibit 10.13 to AMI’s Registration Statement on Form S-4, Commission File No. 333-92010, filed on July 3, 2002).

10.12*	Amended and Restated Employment Agreement, dated as of July 27, 2004, between AMI and Michael Caporale, Jr. (incorporated by reference to Exhibit 10.14 to AMH’s Registration Statement on Form S-4/A, Commission File No. 333-115543, filed on September 22, 2004).

10.13*	Amended and Restated Employment Agreement, dated as of March 31, 2006, between AMI and D. Keith LaVanway. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 16, 2006)

10.14*	Associated Materials Holding Inc. Stock Option Award Agreement, dated September 4, 2002, between Associated Materials Holdings Inc. and Michael Caporale, Jr. (incorporated by reference to Exhibit 10.17 to AMI’s Registration Statement on Form S-4/A, Commission File No. 333-92010, filed on October 10, 2002).

10.15*	Associated Materials Holding Inc. Stock Option Award Agreement, dated September 4, 2002, between Associated Materials Holdings Inc. and Michael Caporale, Jr. (incorporated by reference to Exhibit 10.18 to AMI’s Registration Statement on Form S-4/A, Commission File No. 333-92010, filed on October 10, 2002).

10.16*	Amended and Restated Employment Agreement, dated as of July 27, 2004, between AMI and Kenneth L. Bloom (incorporated by reference to Exhibit 10.16 to AMH’s Registration Statement on Form S-4/A, Commission File No. 333-115543, filed on September 22, 2004).

Exhibit
Number	Description
10.17*	Amended and Restated Employment Agreement, dated as of March 30, 2006, between AMI and Robert M. Franco (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 16, 2006).

10.18*	Amended and Restated Employment Agreement, dated as of March 31, 2006, between AMI and John F. Haumesser (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 16, 2006).

10.19	Stock Purchase Agreement (the “Stock Purchase Agreement”), dated July 31, 2003, by and among AMI, Gentek Holdings, Inc., Gentek Building Products, Inc., Gentek Building Products Limited, The Sherwin-Williams Claims Trust, Genstar Capital Corporation, Ontario Teachers’ Pension Plan Board and other stockholders listed therein (incorporated by reference to Exhibit 2.1 to AMI’s current report on Form 8-K filed on July 31, 2003).

10.20	Amendment No. 1 to the Stock Purchase Agreement, dated as of August 29, 2003, by and among AMI, Gentek Holdings, Inc., Gentek Building Products, Inc., Gentek Building Products Limited, The Sherwin-Williams Claims Trust, Genstar Capital Corporation, Ontario Teachers’ Pension Plan Board and other stockholders listed therein (incorporated by reference to Exhibit 2.2 to AMI’s current report on Form 8-K filed on September 12, 2003).

10.21	Amendment Agreement, dated December 22, 2004, by and between Associated Materials Incorporated, Gentek Building Products Limited, as borrowers, AMH Holdings, Inc. and Associated Materials Holdings, Inc., the lenders party thereto, UBS AG, Stamford Branch, as the U.S. Administrative Agent, Canadian Imperial Bank of Commerce, as the Canadian Administrative Agent, Citigroup Global Markets Inc., as syndication agent, and UBS Securities, LLC and Citigroup Global Markets Inc., as joint lead arrangers (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on December 23, 2004).

10.22	Management Advisory Agreement, dated December 22, 2004, by and between Investcorp International, Inc. and Associated Materials Incorporated (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on December 23, 2004).

10.23	Financing Advisory Agreement, dated December 22, 2004, by and between Investcorp International, Inc. and Associated Materials Incorporated (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on December 23, 2004).

10.24	M&A Advisory Services Agreement, dated December 5, 2004, by and between Investcorp International, Inc. and Associated Materials Incorporated (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on December 23, 2004)

10.25*	AMH Holdings II, Inc. 2004 Stock Option Plan (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on December 23, 2004)

10.26	Superholdco Pledge and Security Agreement, dated December 22, 2004, by and between AMH, as Pledgor in favor of UBS AG, Stamford Branch, as the Administrative Agent (incorporated by reference to Exhibit 10.5 of AMI’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on December 23, 2004).

10.27	Form of Superholdco Guaranty, dated December 22, 2004, by and between AMH, as Guarantor, in favor of UBS AG, Stamford Branch, as the Administrative Agent (incorporated by reference to Exhibit 10.6 of AMI’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on December 23, 2004).

10.28	Stock Purchase Agreement, dated December 5, 2004, by and between AMH and the other parties signatory hereto (incorporated by reference to Exhibit 2.1 to AMI’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 7, 2004).

10.29	Stockholders Agreement, dated December 22, 2004, by and between the stockholders of AMH (incorporated by reference to Exhibit 10.2 to AMI’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on December 23, 2004).

Exhibit
Number	Description
10.30	Tax Sharing Agreement, dated March 4, 2004, by and among AMH, Holdings and AMI (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 1, 2005).

10.31*	Employment Agreement, dated as of November 28, 2005, between the Company and Trevor Deighton (incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on December 16, 2005).

10.32*	Separation Agreement and General Release Between AMI and Kenneth L. Bloom, dated as of dated as of December 28, 2005 (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 24, 2006).

10.33*	Repurchase Agreement Between Kenneth L. Bloom and AMH Holdings II, Inc., dated as of January 2, 2006 (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 24, 2006).

10.34	Amendment No. 1, dated as of February 1, 2006, to the Second Amended and Restated Credit Agreement, dated as of December 22, 2004, by and among AMI and Gentek Building Products Limited, as borrowers, AMH Holdings, Inc. and Associated Materials Holdings, Inc., the lenders party thereto, UBS AG, Stamford Branch, as the U.S. Administrative Agent, Canadian Imperial Bank of Commerce, as the Canadian Administrative Agent, Citigroup Global Markets Inc., as syndication agent, and UBS Securities, LLC and Citigroup Global Markets Inc., as joint lead arrangers (incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 6, 2006).

10.35*	Instrument of Amendment to Employment Agreement, dated as of March 31, 2006, between AMI and Trevor Deighton (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 16, 2006).

10.36*	Employment Agreement, dated as of April 3, 2006, between AMI and Wayne Fredrick (incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2006).

10.37*	Separation Agreement and General Release Between AMI and Michael Caporale, Jr., dated as of April 11, 2006 (incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 14, 2006).

10.38*	Independent Consultant Agreement, dated as of April 3, 2006, between AMI and Dana R. Snyder (incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2006).

10.39*	Employment Agreement, dated as of July 1, 2006, between AMI and Dana R. Snyder (incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 5, 2006).

10.40*	Agreement and General Release, dated as of October 1, 2006, between AMI and Dana R. Snyder (incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 2, 2006).

10.41*	Independent Consultant Agreement, dated as of October 2, 2006, between AMI and Dana R. Snyder (incorporated by reference to exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 2, 2006).

10.42*	Employment Agreement, dated as of August 21, 2006, between AMI and Thomas N. Chieffe (incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 23, 2006).

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 1, 2005).

24.1	Power of Attorney

Exhibit
Number	Description
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14 or 15d-14(a) of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.