Form 10-Q
period 2007-03-31
AMH Holdings, Inc.
filed 2007-05-15
CIK 1289559

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Yes ☐     No ☑
     As of May 15, 2007, the Registrant had 1,000 shares of common stock outstanding, all of which is held by an affiliate of the Registrant.

AMH HOLDINGS, INC.
REPORT FOR THE QUARTER ENDED MARCH 31, 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AMH HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
	March 31,	December 30,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$6,580	$15,015
Accounts receivable, net	131,560	135,539
Inventories	147,278	134,319
Deferred income taxes	8,787	8,787
Income taxes receivable	1,196	—
Other current assets	9,439	9,645

Total current assets	304,840	303,305

Property, plant and equipment, net	131,816	134,290
Goodwill	231,326	231,332
Other intangible assets, net	104,849	105,541
Other assets	18,139	19,397

Total assets	$790,970	$793,865

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$85,437	$78,492
Payable to parent	2,700	2,700
Accrued liabilities	52,013	64,764
Income taxes payable	—	7,890

Total current liabilities	140,150	153,846

Deferred income taxes	10,871	19,130
Other liabilities	46,205	46,046
Long-term debt	651,424	622,967
Stockholder’s deficit	(57,680)	(48,124)

Total liabilities and stockholder’s deficit	$790,970	$793,865

See accompanying notes to consolidated financial statements.

AMH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands)

	Quarter	Quarter
	Ended	Ended
	March 31,	April 1,
	2007	2006
Net sales	$218,164	$259,280
Cost of sales	170,448	200,176

Gross profit	47,716	59,104
Selling, general and administrative expense	49,100	51,014

Income (loss) from operations	(1,384)	8,090
Interest expense, net	16,976	16,701
Foreign currency (gain) loss	(6)	159

Loss before income taxes	(18,354)	(8,770)
Income taxes (benefit)	(12,095)	(4,526)

Net loss	$(6,259)	$(4,244)

See accompanying notes to consolidated financial statements.

AMH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Quarter	Quarter
	Ended	Ended
	March 31,	April 1,
	2007	2006
Operating Activities
Net loss	$(6,259)	$(4,244)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,426	5,380
Amortization of debt discount and deferred financing costs	10,615	9,695
Amortization of management fee	125	125
Deferred income taxes	(8,362)	(4,615)
Changes in operating assets and liabilities, adjusted for the effects of the acquisition of supply center:
Accounts receivable, net	4,585	(3,219)
Inventories	(12,259)	(18,709)
Accounts payable and accrued liabilities	(6,148)	1,052
Income taxes	(9,069)	(3,934)
Other	753	1,294

Net cash used in operating activities	(20,593)	(17,175)

Investing Activities
Acquisition of supply center	(801)	—
Additions to property, plant and equipment	(1,793)	(2,456)

Net cash used in investing activities	(2,594)	(2,456)

Financing Activities
Net increase in revolving line of credit	18,737	14,703
Dividends	(3,973)	(3,833)
Financing costs	—	(108)

Net cash provided by financing activities	14,764	10,762

Effect of exchange rate changes on cash	(12)	17

Net decrease in cash	(8,435)	(8,852)
Cash at beginning of period	15,015	12,300

Cash at end of period	$6,580	$3,448

Supplemental information:
Cash paid for interest	$2,077	$2,732

Cash paid for income taxes	$5,405	$4,050

See accompanying notes to consolidated financial statements.

AMH HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED MARCH 31, 2007
(Unaudited)
Note 1 – Basis of Presentation
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
     The unaudited financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, these interim consolidated financial statements contain all of the normal recurring accruals and adjustments considered necessary for a fair presentation of the unaudited results for the three month periods ended March 31, 2007 and April 1, 2006. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in its annual report on Form 10-K for the year ended December 30, 2006.
     A detailed description of the Company’s significant accounting policies and management judgments is located in the audited financial statements for the year ended December 30, 2006, included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”).
Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Refer to Note 5 for further discussion of the adoption of this standard.
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

Note 2 – Inventories
     Inventories are valued at the lower of cost (first in, first out) or market. Inventories consist of the following (in thousands):

	March 31,	December 30,
	2007	2006
Raw materials	$35,944	$30,406
Work-in-process	10,160	11,867
Finished goods and purchased stock	101,174	92,046

	$147,278	$134,319

Note 3 – Goodwill and Other Intangible Assets
     Goodwill represents the purchase price in excess of the fair value of the tangible and intangible net assets acquired in a business combination. Goodwill of $231.3 million as of both March 31, 2007 and December 30, 2006 consists of $194.8 million from the April 2002 merger transaction and $36.5 million from the acquisition of Gentek Holdings, Inc. (“Gentek”). None of the Company’s goodwill is deductible for income tax purposes. The Company’s other intangible assets consist of the following (in thousands):

	Average
	Amortization	March 31, 2007			December 30, 2006
	Period		Accumulated	Net Carrying		Accumulated	Net Carrying
	(in Years)	Cost	Amortization	Value	Cost	Amortization	Value
Trademarks and trade names	15	$108,290	$8,927	$99,363	$108,290	$8,449	$99,841
Patents	10	6,230	3,074	3,156	6,230	2,918	3,312
Customer base and other	7	4,938	2,608	2,330	4,818	2,430	2,388

Total other intangible assets		$119,458	$14,609	$104,849	$119,338	$13,797	$105,541

     The Company has determined that trademarks and trade names totaling $80.0 million (included in the $108.3 million in the table above) consisting of the Alside®, Revere® and Gentek® trade names have indefinite useful lives. Amortization expense related to other intangible assets was approximately $0.8 million for each of the quarters ended March 31, 2007 and April 1, 2006.
Note 4 – Long-Term Debt
     Long-term debt consists of the following (in thousands):

	March 31,	December 30,
	2007	2006
9 3/4% notes	$165,000	$165,000
11 1/4% senior discount notes	361,687	351,967
Term loan under credit facility	106,000	106,000
Revolving loans under credit facility	18,737	—

Total debt	$651,424	$622,967

     The credit facility and the indentures governing the 9 3/4% notes and the 11 1/4% notes contain restrictive covenants that, among other things, limit the Company’s ability to incur additional indebtedness, make loans or advances to subsidiaries and other entities, invest in capital expenditures, sell its assets or declare dividends. In addition, under the credit facility AMI is required to achieve certain financial ratios relating to leverage, coverage of fixed charges and coverage of interest expense. If AMI is not in compliance with these certain financial ratio covenant requirements, and the non-compliance is not cured or waived, AMI would be in default and the credit facility lenders could cause repayment of the credit facility to be accelerated, in which case amounts outstanding under the credit facility would become immediately due and payable. In addition, the 9 3/4% notes would become due and payable upon an acceleration of the AMI’s credit facility. The Company was in compliance with its covenants as of March 31, 2007.

     In March 2004, AMH completed an offering of $446 million aggregate principal at maturity of 11 1/4% senior discount notes, which mature on March 1, 2014. The accreted value of the 11 1/4% notes as of March 31, 2007 was approximately $361.7 million. In December 2004, AMH II completed an offering of 13 5/8% senior notes, which mature on December 1, 2014. The accreted value of the 13 5/8% notes as of March 31, 2007 was approximately $81.4 million. Because AMH and AMH II are holding companies with no operations, they must receive distributions, payments or loans from subsidiaries to satisfy obligations on the 11 1/4% notes and the 13 5/8% notes. An acceleration of AMI’s credit facility and the 9 3/4% notes as a result of a future default would have a material adverse effect on AMI’s ability to make such distributions, payments or loans to its direct and indirect parent companies. AMI does not guarantee the 11 1/4% notes or the 13 5/8% notes and has no obligation to make any payments with respect thereto. Total AMH II debt, including that of its consolidated subsidiaries, was approximately $732.8 million as of March 31, 2007.
Note 5 – Income Taxes
     The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”, at the beginning of its 2007 fiscal year. As a result of the adoption of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date, the Company had approximately $1.6 million of unrecognized tax benefits, of which $1.3 million would affect the effective tax rate if recognized.
     The Company is currently undergoing examinations of its federal and certain state income tax returns. The final outcome of these reviews are not yet determinable; however, management anticipates that adjustments to unrecognized tax benefits, if any, would not result in a material change to the results of operations, financial condition, or liquidity. As of March 31, 2007, the Company is subject to U.S. federal income tax examinations for the tax years 2003 through 2006, and to non-U.S. income tax examinations for the tax years of 2001 through 2006. In addition, the Company is subject to state and local income tax examinations for the tax years 1997 through 2006.
     The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. At the adoption date, the Company had approximately $0.6 million of accrued interest related to uncertain tax positions.
Note 6 – Comprehensive Income
     Comprehensive income differs from net income due to the reclassification of actuarial gains or losses and prior service costs associated with the Company’s pension and other postretirement plans and foreign currency translation adjustments as follows (in thousands):

	Quarter	Quarter
	Ended	Ended
	March 31,	April 1,
	2007	2006
Net loss as reported	$(6,259)	$(4,244)
Reclassification adjustments for actuarial gains or losses and prior service costs, net of tax	143	—
Foreign currency translation adjustments	532	(198)

Comprehensive loss	$(5,584)	$(4,442)

Note 7 – Retirement Plans
     The Company’s Alside division sponsors a defined benefit pension plan which covers hourly workers at its plant in West Salem, Ohio and a defined benefit retirement plan covering salaried employees, which was frozen in 1998 and subsequently replaced with a defined contribution plan. The Company’s Gentek subsidiary sponsors a defined benefit pension plan for the hourly union employees at its Woodbridge, New Jersey plant (together with the Alside sponsored defined benefit plans, the “Domestic Plans”) as well as a defined benefit pension plan covering Gentek Canadian salaried employees and hourly union employees at the Lambeth, Ontario Canada plant, a defined benefit pension plan for the hourly union employees at its Burlington, Ontario Canada plant and a defined benefit pension plan for the hourly union employees at its Pointe Claire, Quebec Canada plant (the “Foreign Plans”). Accrued pension liabilities are included in accrued and other liabilities in the accompanying balance sheets. The actuarial valuation measurement date for the defined benefit pension plans is December 31. Components of defined benefit pension plan costs are as follows (in thousands):

	Quarter		Quarter
	Ended		Ended
	March 31,		April 1,
	2007		2006
	Domestic	Foreign	Domestic	Foreign
	Plans	Plans	Plans	Plans
Net periodic pension cost
Service cost	$136	$494	$127	$493
Interest cost	718	635	688	591
Expected return on assets	(832)	(754)	(732)	(653)
Amortization of prior service costs	—	7	—	7
Amortization of unrecognized net loss	176	4	228	10

Net periodic pension cost	$198	$386	$311	$448

Note 8 – Business Segments
     The following table sets forth for the periods presented a summary of net sales by principal product offering (in thousands):

	Quarter	Quarter
	Ended	Ended
	March 31,	April 1,
	2007	2006
Vinyl windows	$74,489	$81,158
Vinyl siding products	53,085	72,216
Metal products	41,110	47,483
Third party manufactured products	34,177	37,653
Other products and services	15,303	20,770

	$218,164	$259,280

Note 9 – Product Warranty Costs and Service Returns
     Consistent with industry practice, the Company provides to homeowners limited warranties on certain products, primarily related to window and siding product offerings. Warranties are of varying lengths of time from the date of purchase up to and including lifetime. Warranties cover product failures such as stress cracks and seal failures for windows and fading and peeling for siding products, as well as manufacturing defects. The Company has various options for remedying product warranty claims including repair, refinishing or replacement and directly incurs the cost of these remedies. Warranties also become reduced under certain conditions of time and change in ownership. Certain metal coating suppliers provide warranties on materials sold to the Company that mitigate the costs incurred by the Company. Reserves for future warranty costs are provided based on management’s estimates of such future costs using historical trends of claims experience, sales history of products to which such costs relate, and other factors. An independent actuary assists the Company in determining reserve amounts related to significant product failures.
     A reconciliation of warranty reserve activity is as follows for the three months ended March 31, 2007 and April 1, 2006 (in thousands):

	Quarter	Quarter
	Ended	Ended
	March 31,	April 1,
	2007	2006
Balance at the beginning of the period	$25,035	$21,739
Provision for warranties issued	2,191	1,981
Claims paid	(1,639)	(1,654)

Balance at the end of the period	$25,587	$22,066

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

ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2007
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor	Reclassification/
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$6,199	$53	$328	$—	$6,580
Accounts receivable, net	85,188	17,280	29,092	—	131,560
Intercompany receivables	—	32,320	18,780	(51,100)	—
Inventories	88,081	23,596	35,601	—	147,278
Deferred income taxes	5,675	2,694	418	—	8,787
Income taxes receivable	—	7,178	1,172	(7,528)	822
Other current assets	6,664	1,034	1,741	—	9,439

Total current assets	191,807	84,155	87,132	(58,628)	304,466
Property, plant and equipment, net	96,676	3,271	31,869	—	131,816
Goodwill	194,814	36,512	—	—	231,326
Other intangible assets, net	92,940	11,031	878	—	104,849
Investment in subsidiaries	146,551	55,541	—	(202,092)	—
Other assets	10,867	—	—	—	10,867

Total assets	$733,655	$190,510	$119,879	$(260,720)	$783,324

Liabilities And Stockholder’s Equity
Current liabilities:
Accounts payable	$42,017	$18,756	$24,664	$—	$85,437
Intercompany payables	39,340	—	11,760	(51,100)	—
Payable to parent	763	—	—	—	763
Accrued liabilities	40,096	5,427	6,490	—	52,013
Income taxes payable	7,528	—	—	(7,528)	—

Total current liabilities	129,744	24,183	42,914	(58,628)	138,213
Deferred income taxes	45,527	3,568	1,936	—	51,031
Other liabilities	17,246	16,208	12,751	—	46,205
Long-term debt	283,000	—	6,737	—	289,737
Stockholder’s equity	258,138	146,551	55,541	(202,092)	258,138

Total liabilities and stockholder’s equity	$733,655	$190,510	$119,879	$(260,720)	$783,324

ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended March 31, 2007
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor	Reclassification/
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated
Net sales	$154,963	$41,366	$52,944	$(31,109)	$218,164
Cost of sales	120,968	39,375	41,214	(31,109)	170,448

Gross profit	33,995	1,991	11,730	—	47,716
Selling, general and administrative expense	37,296	4,413	7,391	—	49,100

Income (loss) from operations	(3,301)	(2,422)	4,339	—	(1,384)
Interest expense, net	6,913	(22)	102	—	6,993
Foreign currency (gain) loss	—	—	(6)	—	(6)

Income (loss) before income taxes	(10,214)	(2,400)	4,243	—	(8,371)
Income taxes (benefit)	(3,922)	(1,262)	1,451	—	(3,733)

Income (loss) before equity income from subsidiaries	(6,292)	(1,138)	2,792	—	(4,638)
Equity income from subsidiaries	1,654	2,792	—	(4,446)	—

Net income (loss)	$(4,638)	$1,654	$2,792	$(4,446)	$(4,638)

ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Quarter Ended March 31, 2007
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Consolidated
Net cash used in operating activities	$(11,341)	$(2,702)	$(6,550)	$(20,593)

Investing Activities
Acquisition of supply center	(801)	—	—	(801)
Additions to property, plant and equipment	(1,296)	(256)	(241)	(1,793)

Net cash used in investing activities	(2,097)	(256)	(241)	(2,594)

Financing Activities
Net increase in revolving line of credit	12,000	—	6,737	18,737
Dividends	(3,973)	—	—	(3,973)
Intercompany transactions	1,596	1,319	(2,915)	—

Net cash provided by financing activities	9,623	1,319	3,822	14,764

Effect of exchange rate changes on cash	—	—	(12)	(12)

Net decrease in cash	(3,815)	(1,639)	(2,981)	(8,435)
Cash at beginning of period	10,014	1,692	3,309	15,015

Cash at end of period	$6,199	$53	$328	$6,580

ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
December 30, 2006
(In thousands)

		Guarantor	Non-Guarantor	Reclassification
	Parent	Subsidiaries	Subsidiary	/Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$10,014	$1,692	$3,309	$—	$15,015
Accounts receivable, net	93,959	21,047	20,533	—	135,539
Intercompany receivables	—	33,714	18,786	(52,500)	—
Inventories	84,629	17,668	32,022	—	134,319
Deferred income taxes	5,675	2,694	418	—	8,787
Income taxes receivable	—	5,915	88	(6,003)	—

Other current assets	7,154	1,240	1,251	—	9,645

Total current assets	201,431	83,970	76,407	(58,503)	303,305
Property, plant and equipment, net	99,060	3,225	32,005	—	134,290
Goodwill	194,814	36,518	—	—	231,332
Other intangible assets, net	93,408	11,189	944	—	105,541
Investment in subsidiaries	144,347	52,210	—	(196,557)	—

Other assets	11,843	—	20	—	11,863

Total assets	$744,903	$187,112	$109,376	$(255,060)	$786,331

Liabilities And Stockholder’s Equity
Current liabilities:
Accounts payable	$43,811	$15,359	$19,322	$—	$78,492
Intercompany payables	37,744	—	14,756	(52,500)	—
Payable to parent	763	—	—	—	763
Accrued liabilities	49,217	7,599	7,948	—	64,764

Income taxes payable	14,267	—	—	(6,003)	8,264

Total current liabilities	145,802	22,958	42,026	(58,503)	152,283
Deferred income taxes	45,450	3,560	1,918	—	50,928
Other liabilities	16,577	16,247	13,222	—	46,046
Long-term debt	271,000	—	—	—	271,000

Stockholder’s equity	266,074	144,347	52,210	(196,557)	266,074

Total liabilities and stockholder’ s equity	$744,903	$187,112	$109,376	$(255,060)	$786,331

ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended April 1, 2006
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor	Reclassification/
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated
Net sales	$182,349	$57,858	$60,313	$(41,240)	$259,280
Cost of sales	137,335	54,723	49,358	(41,240)	200,176

Gross profit	45,014	3,135	10,955	—	59,104
Selling, general and administrative expense	39,564	4,867	6,583	—	51,014

Income (loss) from operations	5,450	(1,732)	4,372	—	8,090
Interest expense, net	7,494	—	232	—	7,726
Foreign currency loss	—	—	159	—	159

Income (loss) before income taxes	(2,044)	(1,732)	3,981	—	205
Income taxes (benefit)	(1,837)	593	1,333	—	89

Income (loss) before equity income from subsidiaries	(207)	(2,325)	2,648	—	116
Equity income from subsidiaries	323	2,648	—	(2,971)	—

Net income	$116	$323	$2,648	$(2,971)	$116

ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Quarter Ended April 1, 2006
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Consolidated
Net cash used in operating activities	$(10,701)	$(2,232)	$(4,242)	$(17,175)

Investing Activities
Additions to property, plant and equipment	(1,979)	(26)	(451)	(2,456)

Net cash used in investing activities	(1,979)	(26)	(451)	(2,456)

Financing Activities
Net increase in revolving line of credit	1,000	—	13,703	14,703
Dividends	(3,833)	—	—	(3,833)
Financing costs	(108)	—	—	(108)
Intercompany transactions	9,640	1,619	(11,259)	—

Net cash provided by financing activities	6,699	1,619	2,444	10,762

Effect of exchange rate changes on cash	—	—	17	17

Net decrease in cash	(5,981)	(639)	(2,232)	(8,852)
Cash at beginning of period	7,010	1,046	4,244	12,300

Cash at end of period	$1,029	$407	$2,012	$3,448

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
     The Company is a leading, vertically integrated manufacturer and North American distributor of exterior residential building products. The Company’s core products are vinyl windows, vinyl siding, aluminum trim coil, and aluminum and steel siding and accessories. During 2006, vinyl windows comprised approximately 33%, vinyl siding comprised approximately 26%, metal products, which includes aluminum and steel products, comprised approximately 18%, and third party manufactured products comprised approximately 15% of the Company’s total net sales. These products are marketed under the Alside®, Revere® and Gentek® brand names and sold on a wholesale basis to more than 50,000 professional contractors engaged in home repair and remodeling and new home construction principally through the Company’s North American network of 126 supply centers. Approximately 60% of the Company’s products are sold to contractors engaged in the home repair and remodeling market with 40% sold to the new construction market. The supply centers provide “one-stop” shopping to the Company’s contractor customers, carrying products, accessories and tools necessary to complete a vinyl window or siding project. In addition, the supply centers provide high quality product literature, product samples and installation training to these customers.
     Because its exterior residential building products are consumer durable goods, the Company’s sales are impacted by the availability of consumer credit, consumer interest rates, employment trends, changes in levels of consumer confidence, national and regional trends in new housing starts and general economic conditions. The Company’s sales are also affected by changes in consumer preferences with respect to types of building products. Overall, the Company believes the long-term fundamentals for the building products industry remain strong as the population continues to age, homes continue to get older, household formation continues to be strong and vinyl remains the optimal material for exterior cladding and window solutions, all of which bodes well for the demand for the Company’s products in the future. In the short term, however, the housing market has weakened considerably. Sales of existing single-family homes have decreased from levels experienced over the past few years, the inventory of homes available for sale has increased, and housing appreciation has moderated. In addition, the pace of new home construction has slowed dramatically, as evidenced by declines in 2006, and continuing through 2007, in single-family housing starts and announcements from home builders of significant decreases in their orders. Recently, increased delinquencies on sub-prime mortgages and increased foreclosure rates have further hampered the housing market. Lastly, mortgage interest rates have increased over the levels experienced in recent years; however, rates remain below long-term historical averages. These factors increase the variability of demand for building products in the short-term.
     Due to the high price of oil and natural gas, strong overall consumption of raw materials and speculation in the commodities markets, the Company, along with the entire building products industry, has experienced significant inflation over the past three years in key raw material commodity costs — particularly for vinyl resin, aluminum and steel, as well as in other raw materials such as microingredients used in the Company’s vinyl products. In response, the Company announced price increases on certain of its product offerings to offset the inflation of raw materials. The Company believes that aluminum and steel prices will continue to be volatile. In addition, vinyl resin prices are forecasted to increase during the second quarter of 2007. The Company’s ability to maintain gross margin levels on its products during periods of rising raw material costs depends on the Company’s ability to obtain selling price increases. Furthermore, the results of operations for individual quarters can and have been negatively impacted by a delay between the timing of raw material cost increases and price increases on the Company’s products. There can be no assurance that the Company will be able to maintain the selling price increases already implemented or achieve any future price increases.
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
     The Company seeks to distinguish itself from other suppliers of residential building products and to sustain its profitability through a business strategy focused on increasing sales at existing supply centers, selectively expanding its supply center network, increasing sales through independent specialty distributor customers, developing innovative new products, expanding sales of third party manufactured products through its supply center network, and driving operational excellence by reducing costs and increasing customer service levels. The Company continues to review the marketplace in order to decide which major metropolitan areas would be most advantageous to open additional supply centers in the future. Presently, the Company plans to open two additional supply centers in 2007.
Results of Operations
     The following table sets forth for the periods indicated the results of the Company’s operations (in thousands):

	Quarter	Quarter
	Ended	Ended
	March 31,	April 1,
	2007	2006
Net sales	$218,164	$259,280
Cost of sales	170,448	200,176

Gross profit	47,716	59,104
Selling, general and administrative expense	49,100	51,014

Income (loss) from operations	(1,384)	8,090
Interest expense, net	16,976	16,701
Foreign currency (gain) loss	(6)	159

Loss before income taxes	(18,354)	(8,770)
Income taxes (benefit)	(12,095)	(4,526)

Net loss	$(6,259)	$(4,244)

Other Data:

EBITDA (a)	$4,048	$13,311
Adjusted EBITDA (a)	4,866	15,680
     The following table sets forth for the periods presented a summary of net sales by principal product offering (in thousands):

	Quarter	Quarter
	Ended	Ended
	March 31,	April 1,
	2007	2006
Vinyl windows	$74,489	$81,158
Vinyl siding products	53,085	72,216
Metal products	41,110	47,483
Third party manufactured products	34,177	37,653
Other products and services	15,303	20,770

	$218,164	$259,280

(a)	EBITDA is calculated as net income (loss) plus interest, taxes, depreciation and amortization. Adjusted EBITDA excludes certain items. The Company considers adjusted EBITDA to be an important indicator of its operational strength and performance of its business. The Company has included adjusted EBITDA because it is a key financial measure used by management to (i) assess the Company’s ability to service its debt and / or incur debt and meet the Company’s capital expenditure requirements; (ii) internally measure the Company’s operating performance; and (iii) determine the Company’s incentive compensation programs. In addition, the Company’s credit facility has certain covenants that use ratios utilizing this measure of adjusted EBITDA. EBITDA and adjusted EBITDA have not been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Adjusted EBITDA as presented by the Company may not be comparable to similarly titled measures reported by other companies. EBITDA and adjusted EBITDA are not measures determined in accordance with GAAP and should not be considered as alternatives to, or more meaningful than, net income (as determined in accordance with GAAP) as a measure of the Company’s operating results or cash flows from operations (as determined in accordance with GAAP) as a measure of the Company’s liquidity. The reconciliation of the Company’s net income (loss) to EBITDA and adjusted EBITDA is as follows (in thousands):

	Quarter	Quarter
	Ended	Ended
	March 31,	April 1,
	2007	2006
Net loss	$(6,259)	$(4,244)
Interest expense, net	16,976	16,701
Income taxes (benefit)	(12,095)	(4,526)
Depreciation and amortization	5,426	5,380

EBITDA	4,048	13,311
Foreign currency (gain) loss	(6)	159
Separation costs (b)	699	2,085
Amortization of management fee (c)	125	125

Adjusted EBITDA	$4,866	$15,680

(b)	For the quarter ended March 31, 2007, amount represents separation costs, including payroll taxes, related to the resignation of Mr. Deighton, former Chief Operating Officer of the Company. For the quarter ended April 1, 2006, amount represents separation costs, including payroll taxes and benefits, related to the resignation of Mr. Caporale, former Chairman, President and Chief Executive Officer of the Company by mutual agreement with the Company’s Board of Directors.

(c)	Represents amortization of a prepaid management fee of $6 million paid to Investcorp International Inc. in connection with the December 2004 recapitalization transaction. The Company is expensing the prepaid management fee based on the services provided over the life of the agreement, as defined in the Management Advisory Agreement with Investcorp International Inc. In accordance with the Management Advisory Agreement, the Company recorded $4 million as expense for the year ended December 31, 2005, with the remaining unamortized amount to be expensed equally over the remaining four-year term of the agreement.
Quarter Ended March 31, 2007 Compared to Quarter Ended April 1, 2006
     Net sales decreased 15.9%, or $41.1 million, during the first quarter of 2007 compared to the same period in 2006 due to lower sales volumes across all product offerings due to the weakness in the housing market, both in new construction and remodeling. Compared to the same period in 2006, window unit volume decreased by 11% while vinyl siding unit volume decreased by 25%, which is comprised of a decrease in U.S. vinyl siding unit volume of 28%, partially offset by an increase in Canadian vinyl siding unit volume of 13% due to the strong economy in the Western provinces. The Company believes that the decline in vinyl window units was less than vinyl siding units as vinyl replacement windows are viewed by consumers as less discretionary compared to vinyl siding, and therefore have been less impacted by the current market conditions. The Company expects the overall weakness in the housing market to continue for the foreseeable future.
     Gross profit in the first quarter of 2007 was $47.7 million, or 21.9% of net sales, compared to gross profit of $59.1 million, or 22.8% of net sales, for the same period in 2006. The decrease in gross profit as a percentage of net sales was a result of reduced leverage of fixed manufacturing costs due to lower sales volumes.

     Selling, general and administrative expense decreased to $49.1 million, or 22.5% of net sales, for the first quarter of 2007 versus $51.0 million, or 19.7% of net sales, for the same period in 2006. Selling, general and administrative expense for the quarter ended March 31, 2007, includes $0.7 million of separation costs related to the resignation of the Company’s former Chief Operating Officer while selling, general and administrative expense for the quarter ended April 1, 2006, includes $2.1 million of separation costs related to the resignation of the Company’s former Chief Executive Officer. Excluding these separation costs, selling, general and administrative expense for the first quarter of 2007 decreased $0.5 million compared to the same period in 2006. The decrease in selling, general and administrative expense was due primarily to the benefit of headcount reductions made in the prior year, offset partially by increased consulting expenses in conjunction with the Company’s cost reduction initiatives in its manufacturing operations. The Company believes that the cost savings opportunities related to previously implemented headcount reductions, along with initiatives in manufacturing operations and procurement activities, will be in the range of $10 million to $15 million for 2007, net of $3.5 million of consulting fees.
     Interest expense increased $0.3 million for the first quarter of 2007 compared to the same period in 2006. The increase in interest expense was due to higher accretion on the Company’s senior discount notes, partially offset by lower overall borrowings on the term loan under AMI’s credit facility.
     The income tax provision for the first quarter of 2007 reflects an effective income tax rate of 65.9%, compared to an effective income tax rate of 51.6% for the same period in 2006. The increase in the effective income tax rate in 2007 is due to the increased proportion of earnings from the Company’s Canadian subsidiary to its total consolidated results as the Company intends to remit all future earnings of its Canadian subsidiary to the U.S. parent.
     Net loss increased to $6.3 million for the quarter ended March 31, 2007 compared to a net loss of $4.2 million for the same period in 2006.
     EBITDA for the first quarter of 2007 was $4.0 million compared to EBITDA of $13.3 million for the same period in 2006. Adjusted EBITDA for the first quarter of 2007 was $4.9 million compared to adjusted EBITDA of $15.7 million for the same period in 2006. Adjusted EBITDA for the first quarter of 2007 excludes separation costs of $0.7 million related to the resignation of the Company’s former Chief Operating Officer and $0.1 million of amortization related to prepaid management fees. Adjusted EBITDA for the same period in 2006 excludes separation costs of $2.1 million related to the resignation of the Company’s former Chief Executive Officer, $0.1 million of amortization related to prepaid management fees, and $0.2 million of foreign currency losses.
Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Refer to Note 5 to the consolidated financial statements for further discussion of the adoption of this standard.
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

Liquidity and Capital Resources
     The following sets forth a summary of the Company’s cash flows for the quarters ended March 31, 2007 and April 1, 2006 (in thousands):

	Quarter	Quarter
	Ended	Ended
	March 31,	April 1,
	2007	2006
Cash used in operating activities	$(20,593)	$(17,175)
Cash used in investing activities	(2,594)	(2,456)
Cash provided by financing activities	14,764	10,762
Cash Flows
     At March 31, 2007, the Company had cash and cash equivalents of $6.6 million and available borrowing capacity of approximately $62.1 million under the revolving portion of its credit facility. Outstanding letters of credit as of March 31, 2007 totaled $9.2 million securing various insurance letters of credit.
Cash Flows from Operating Activities
     Net cash used in operating activities was $20.6 million for the quarter ended March 31, 2007 compared to net cash used in operating activities of $17.2 million for the same period in 2006. The factors typically impacting cash flows from operating activities during the first three months of the year include the Company’s operating results, the seasonal increase of inventory levels and growth in accounts payable related to inventory purchases, and use of cash related to payments for accrued liabilities including payments of EBITDA-based incentive compensation and customer sales incentives. Accounts receivable was a source of cash of $4.6 million for the quarter ended March 31, 2007 compared to a use of cash of $3.2 million for the same period in 2006 resulting in a net increase in cash flows of $7.8 million, which is primarily due to the decline in first quarter sales in 2007 as compared to the same period in 2006. Inventories increased $12.3 million during the quarter ended March 31, 2007 compared to an $18.7 million increase during the same period in 2006. The inventory growth for the quarter ended March 31, 2007 was less than the same period in 2006 as the decline in first quarter sales in 2007 reduced inventory purchase requirements. Accounts payable and accrued liabilities were a use of cash of $6.1 million for the quarter ended March 31, 2007 compared to a source of cash of $1.1 million for the same period in 2006, resulting in a net decrease in cash flows of $7.2 million, which is primarily due to the reduced inventory requirements as well as increased payments for EBITDA-based incentive compensation related to fiscal 2006 compared to payments related to fiscal 2005. Cash flows used in operating activities for the quarter ended March 31, 2007 includes income tax payments of $5.4 million, while net cash used in operating activities for the same period in 2006 reflects $4.1 million of income tax payments.
Cash Flows from Investing Activities
     Net cash used in investing activities included capital expenditures of $1.8 million and cash paid to acquire a supply center of $0.8 million during the quarter ended March 31, 2007. Capital expenditures in 2007 were primarily to improve capabilities in the Company’s vinyl siding and metal manufacturing operations. Capital expenditures of $2.5 million in the first quarter of 2006 were primarily to increase capacity in the Company’s windows manufacturing operations and Gentek vinyl siding operations. The Company estimates total capital expenditures for 2007 to be in the range of $13 million to $15 million.
Cash Flows from Financing Activities
     Net cash provided by financing activities for the quarter ended March 31, 2007 includes borrowings on the revolving loan portion of the Company’s credit facility of $18.7 million, partially offset by dividend payments of $4.0 million. Net cash provided by financing activities for the quarter ended April 1, 2006 includes borrowings on the revolving loan portion of the Company’s credit facility of $14.7 million, partially offset by dividend payments of $3.8 million and a payment for financing fees of $0.1 million. The dividends in 2007 and 2006 were paid to AMI’s direct and indirect parent companies to fund AMH II’s scheduled interest payment on its 13 5/8% notes.

Description of the Company’s Outstanding Indebtedness
     AMI entered into a second amended and restated credit facility dated December 22, 2004, which included a term loan facility of $175 million and a revolving facility of $80 million of available borrowings including a $20 million Canadian subfacility. The term loan facility is due in August 2010 and the revolving credit facility expires in April 2009. On an annual basis, beginning with the year ended December 31, 2005, AMI is required to make principal payments on the term loan based on a percentage of excess cash flows as defined in the second amended and restated credit facility. AMI will be required to make quarterly payments of the unamortized principal in the final year of the loan beginning in the fourth quarter of 2009. The Company will record as a current liability those principal payments, if any, that are estimated to be due within twelve months under the excess cash flow provision of the credit facility when the likelihood of those payments becomes probable. As of March 31, 2007, no principal payments were required to be made within the next twelve months under the excess cash flow provision of the credit facility.
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
     The credit facility and the indentures governing the 9 3/4% notes and 11 1/4% notes contain restrictive covenants that, among other things, limit the Company’s ability to incur additional indebtedness, make loans or advances to subsidiaries and other entities, invest in capital expenditures, sell its assets or declare dividends. In addition, under the credit facility AMI is required to achieve certain financial ratios relating to leverage, coverage of fixed charges and coverage of interest expense. If AMI is not in compliance with these certain financial ratio covenant requirements, and the non-compliance is not cured or waived, AMI would be in default and the credit facility lenders could cause repayment of the credit facility to be accelerated, in which case amounts outstanding under the credit facility would become immediately due and payable. In addition, the 9 3/4% notes would become due and payable upon an acceleration of AMI’s credit facility. The Company was in compliance with its covenants as of March 31, 2007.
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
     In March 2004, AMH issued 11 1/4% senior discount notes in connection with the March 2004 dividend recapitalization. Interest accrues at a rate of 11 1/4% on the notes in the form of an increase in the accreted value of the notes prior to March 1, 2009. Thereafter, cash interest of 11 1/4% on the notes accrues and is payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2009. The notes mature on March 1, 2014. The notes are structurally subordinated to all existing and future debt and other liabilities of AMH’s existing and future subsidiaries, including AMI and Holdings. The accreted value of the 11 1/4% notes as of March 31, 2007 was approximately $361.7 million.
     In December 2004, the Company’s parent company, AMH II, issued senior notes in connection with the December 2004 recapitalization transaction, which had an accreted value of approximately $81.4 million on March 31, 2007. The notes accrue interest at 13 5/8% payable semi-annually on July 30 and January 30. Through January 30, 2010, AMH II must pay a minimum of

10% interest on each semi-annual payment date in cash, allowing the remaining 3 5/8% to accrue to the value of the note. On December 22, 2009, AMH II is required to redeem a principal amount of approximately $15 million of notes in order to prevent the notes from being treated as having “significant original issue discount” within the meaning of section 163(i)(2) of the Internal Revenue Code (“IRC”).
     Because AMH and AMH II are holding companies with no operations, they must receive distributions, payments or loans from subsidiaries to satisfy obligations under the 11 1/4% notes and the 13 5/8% notes. AMI does not guarantee the 11 1/4% notes or the 13 5/8% notes and has no obligation to make any payments with respect thereto. Furthermore, the terms of the indenture governing AMI’s 9 3/4% notes and senior credit facility significantly restrict AMI and its subsidiaries from paying dividends and otherwise transferring assets to AMH and the indenture governing AMH’s 11 1/4% notes further restricts AMH from making restricted payments. Delaware law may also restrict the Company’s ability to make certain distributions. The Company declared a dividend of $4.0 million in January 2007 and expects to declare an additional dividend in July 2007 of approximately $4.0 million to fund AMH II’s scheduled interest payments on its 13 5/8% notes. If AMI is unable to distribute sufficient funds to its parent companies to allow them to make required payments on their indebtedness, AMH or AMH II may be required to refinance all or a part of their indebtedness, borrow additional funds or seek additional capital. AMH or AMH II may not be able to refinance their indebtedness or borrow funds on acceptable terms. If a default occurs under the 13 5/8% notes, the holders of such notes could elect to declare such indebtedness due and payable and exercise their remedies under the indenture governing the 13 5/8% notes, which could have a material adverse effect on the Company. No cash distributions from AMI will be required to satisfy AMH’s interest payment obligations under the 11 1/4% notes until September 2009. Total AMH II debt, including that of its consolidated subsidiaries, was approximately $732.8 million as of March 31, 2007.
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
Effects of Inflation
     The Company’s principal raw materials — vinyl resin, aluminum, and steel — have historically been subject to significant price changes. Raw material pricing on the Company’s key commodities increased significantly in fiscal year 2005 as a result of strong overall consumption and higher energy costs related to Hurricanes Katrina and Rita and remained at elevated levels throughout 2006. Vinyl resin prices as published by the Chemical Data Index declined during the first quarter of 2007 by 13% as compared to the first quarter of 2006; however, prices are forecasted to increase during the second quarter of 2007. London Metal Exchange pricing for aluminum began to increase during the second half of 2005, reaching record levels in 2006. Aluminum costs during the first quarter of 2007 have continued to be volatile. The Company continues to monitor the cost of aluminum and market pricing conditions to assess the ability for additional price increases. There can be no assurance that the Company will be able to maintain the selling price increases already implemented, or achieve any future price increases. In addition, there may be a delay from quarter to quarter between the timing of raw material cost increases and price increases on the Company’s products. At March 31, 2007, the Company had no raw material hedge contracts in place.

Certain Forward-Looking Statements
     All statements other than statements of historical facts included in this report regarding the prospects of the industry and the Company’s prospects, plans, financial position and business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “predict,” “potential” or “continue” or the negatives of these terms or variations of them or similar terminology. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it does not assure that these expectations will prove to be correct. Such statements reflect the current views of the Company’s management with respect to its operations, results of operations and future financial performance. The following factors are among those that may cause actual results to differ materially from the forward-looking statements:
•	the Company’s operations and results of operations;

•	changes in home building industry, economic conditions, interest rates, foreign currency exchange rates and other conditions;

•	changes in availability of consumer credit, employment trends, levels of consumer confidence and consumer preferences;

•	changes in raw material costs and availability;

•	market acceptance of price increases;

•	changes in national and regional trends in new housing starts and home remodeling;

•	changes in weather conditions;

•	the Company’s ability to comply with certain financial covenants in the credit facility and indenture governing its indebtedness;

•	the Company’s ability to make distributions, payments or loans to its parent company to allow it to make required payments on its debt;

•	increases in competition from other manufacturers of vinyl and metal exterior residential building products as well as alternative building products;

•	shifts in market demand;

•	increases in the Company’s indebtedness;

•	increases in costs of environmental compliance;

•	increases in capital expenditure requirements;

•	potential conflict between existing Alside and Gentek distribution channels;

•	the other factors discussed under the heading “Risk Factors” in the Company’s annual report on Form 10-K for the year ended December 30, 2006 and elsewhere in this report.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
     AMI has outstanding borrowings under the term loan portion of its credit facility and may borrow under the revolving credit facility from time to time for general corporate purposes, including working capital and capital expenditures. Interest under the credit facility is based on LIBOR. At March 31, 2007, AMI had borrowings of $106.0 million under the term loan and $18.7 million under the revolver. The effect of a 1.0% increase or decrease in interest rates would increase or decrease total interest expense for the quarter ended March 31, 2007 by approximately $0.3 million.
     AMH has $361.7 million of senior discount notes due 2014 that bear an interest rate of 11 1/4%. Interest accrues at a rate of 11 1/4% on the notes in the form of an increase in the accreted value of the notes prior to March 1, 2009. Thereafter, cash interest of 11 1/4% on the notes accrues and is payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2009. AMI has $165.0 million of senior subordinated notes due 2012 that bear a fixed interest rate of 9 3/4%. The fair value of the Company’s 11 1/4% and 9 3/4% notes is sensitive to changes in interest rates. In addition, the fair value is affected by the Company’s overall credit rating, which could be impacted by changes in the Company’s future operating results.
Foreign Currency Exchange Risk
     The Company’s revenues are primarily from domestic customers and are realized in U.S. dollars. However, the Company realizes revenues from sales made through Gentek’s Canadian distribution centers in Canadian dollars. The Company’s Canadian manufacturing facilities acquire raw materials and supplies from U.S. vendors, which results in foreign currency transactional gains and losses upon settlement of the obligations. Payment terms among Canadian manufacturing facilities and these vendors are short-term in nature. The Company may, from time to time, enter into foreign exchange forward contracts with maturities of less than three months to reduce its exposure to fluctuations in the Canadian dollar. At March 31, 2007, the Company was a party to a foreign exchange forward contract for Canadian dollars. The value of this contract at March 31, 2007 was immaterial.
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
Changes in Internal Control over Financial Reporting
     There have been no changes to the Company’s internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     In addition to the legal proceedings disclosed in Company’s annual report on Form 10-K for the year ended December 30, 2006, the Company is involved from time to time in routine legal proceedings arising in the ordinary course of its business, including proceedings and potential proceedings relating to environmental and product liability matters. The Company handles these claims in the ordinary course of business and maintains product liability insurance covering certain types of claims. Legal proceedings are inherently subject to a number of uncertainties and although it is difficult to estimate the Company’s potential exposure to the ongoing routine legal proceedings arising in the ordinary course of its business, the Company believes that the resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.
Item 1A. Risk Factors
     There have been no material changes from the risk factors disclosed under Item 1A. “Risk Factors” of the Company’s annual report on Form 10-K for the year ended December 30, 2006.
Item 4. Submission of Matters to a Vote of Security Holders
     On January 25, 2007, the Company’s stockholder through a unanimous consent approved the proposal to appoint Kevin Nickelberry as a voting member of the Board of Directors effective January 26, 2007.
Item 6. Exhibits
a) Exhibits

Exhibit
Number	Description
10.1	Separation Agreement and General Release, dated as of March 14, 2007, by and among Associated Materials Incorporated and Trevor Deighton (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 30, 2007).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	This document is being furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMH HOLDINGS, INC. (Registrant)
Date: May 15, 2007	By:	/s/ Thomas N. Chieffe
Thomas N. Chieffe
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ D. Keith LaVanway
D. Keith LaVanway
Vice President – Finance, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)