Form 10-Q
period 2007-09-29
AMH Holdings, Inc.
filed 2007-11-13
CIK 1289559

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2007
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
Yes ☐ No ☑
     As of November 13, 2007, the Registrant had 1,000 shares of common stock outstanding, all of which is held by an affiliate of the Registrant.

AMH HOLDINGS, INC.
REPORT FOR THE QUARTER ENDED SEPTEMBER 29, 2007

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets September 29, 2007 (Unaudited) and December 30, 2006	1

Consolidated Statements of Operations (Unaudited) Quarters ended September 29, 2007 and September 30, 2006 Nine months ended September 29, 2007 and September 30, 2006	2

Consolidated Statements of Cash Flows (Unaudited) Nine months ended September 29, 2007 and September 30, 2006	3

Notes to Consolidated Financial Statements (Unaudited)	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

Item 4. Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	24

Item 1A. Risk Factors	25

Item 6. Exhibits	25

SIGNATURES	26
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AMH HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
	September 29,	December 30,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$13,609	$15,015
Accounts receivable, net	179,774	135,539
Inventories	153,170	134,319
Deferred income taxes	8,787	8,787
Other current assets	11,036	9,645

Total current assets	366,376	303,305

Property, plant and equipment, net	132,758	134,290
Goodwill	231,223	231,332
Other intangible assets, net	103,360	105,541
Other assets	15,859	19,397

Total assets	$849,576	$793,865

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$109,871	$78,492
Payable to parent	2,688	2,700
Accrued liabilities	73,604	64,764
Income taxes payable	20,028	7,890

Total current liabilities	206,191	153,846

Deferred income taxes	9,456	19,130
Other liabilities	46,006	46,046
Long-term debt	624,032	622,967
Stockholder’s deficit	(36,109)	(48,124)

Total liabilities and stockholder’s deficit	$849,576	$793,865

See accompanying notes to consolidated financial statements.

AMH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands)

	Quarter	Quarter	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
Net sales	$349,603	$343,402	$905,718	$951,011

Cost of sales	258,046	258,307	675,379	719,571

Gross profit	91,557	85,095	230,339	231,440

Selling, general and administrative expense	53,128	50,692	155,472	154,159

Facility closure costs, net	—	—	—	(92)

Income from operations	38,429	34,403	74,867	77,373

Interest expense, net	17,836	17,700	52,469	51,694

Foreign currency (gain) loss	(116)	99	(216)	(865)

Income before income taxes	20,709	16,604	22,614	26,544

Income taxes	12,292	8,976	13,491	13,768

Net income	$8,417	$7,628	$9,123	$12,776

See accompanying notes to consolidated financial statements.

AMH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months	Nine Months
	Ended	Ended
	September 29,	September 30,
	2007	2006
Operating Activities
Net income	$9,123	$12,776
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,371	16,181
Deferred income taxes	(10,197)	(10,043)
Amortization of deferred financing costs	33,371	30,207
Amortization of management fee	375	375
Stock compensation expense	—	27
Loss (gain) on sale of assets	347	(330)
Changes in operating assets and liabilities, adjusted for the effects of the acquisition of supply center:
Accounts receivable, net	(38,819)	(29,256)
Inventories	(12,860)	(24,315)
Accounts payable and accrued liabilities	34,253	22,388
Income taxes	11,827	10,012
Other	(700)	(1,116)

Net cash provided by operating activities	43,091	26,906

Investing Activities
Acquisition of supply center	(801)	—
Additions to property, plant and equipment	(7,297)	(11,876)
Proceeds from disposal of property, plant and equipment	—	2,881

Net cash used in investing activities	(8,098)	(8,995)

Financing Activities
Repayments of term loan	(29,000)	(10,000)
Dividends	(8,018)	(7,735)
Financing costs	—	(128)

Net cash used in financing activities	(37,018)	(17,863)

Effect of exchange rate changes on cash	619	167

Net (decrease) increase in cash	(1,406)	215
Cash at beginning of period	15,015	12,300

Cash at end of period	$13,609	$12,515

Supplemental information:
Cash paid for interest	$15,231	$17,467

Cash paid for income taxes	$11,699	$13,801

See accompanying notes to consolidated financial statements.

AMH HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED SEPTEMBER 29, 2007
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
     The unaudited financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, these interim consolidated financial statements contain all of the normal recurring accruals and adjustments considered necessary for a fair presentation of the unaudited results for the three and nine month periods ended September 29, 2007 and September 30, 2006. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in its annual report on Form 10-K for the year ended December 30, 2006.
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
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, however, this statement does not require any new fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of this standard is not expected to have a material effect on the Company’s consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment to FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of this standard is not expected to have a material effect on the Company’s consolidated financial statements.

Note 2 — Inventories
     Inventories are valued at the lower of cost (first in, first out) or market. Inventories consist of the following (in thousands):

	September 29,	December 30,
	2007	2006
Raw materials	$33,242	$30,406
Work-in-process	11,573	11,867
Finished goods and purchased stock	108,355	92,046

	$153,170	$134,319

Note 3 – Goodwill and Other Intangible Assets
     Goodwill represents the purchase price in excess of the fair value of the tangible and intangible net assets acquired in a business combination. Goodwill consists of $194.8 million from the April 2002 merger transaction and $36.4 million from the acquisition of Gentek Holdings, Inc. (“Gentek”) as of September 29, 2007. As of December 30, 2006, goodwill consists of $194.8 million from the April 2002 merger transaction and $36.5 million from the acquisition of Gentek. None of the Company’s goodwill is deductible for income tax purposes. The Company’s other intangible assets consist of the following (in thousands):

	Average
	Amortization	September 29, 2007			December 30, 2006
	Period		Accumulated	Net Carrying		Accumulated	Net Carrying
	(in Years)	Cost	Amortization	Value	Cost	Amortization	Value
Trademarks and trade names	15	$108,290	$9,886	$98,404	$108,290	$8,449	$99,841
Patents	10	6,230	3,384	2,846	6,230	2,918	3,312
Customer base	7	5,264	3,154	2,110	4,818	2,430	2,388

Total other intangible assets		$119,784	$16,424	$103,360	$119,338	$13,797	$105,541

     The Company has determined that trademarks and trade names totaling $80.0 million (included in the $108.3 million in the table above) consisting of the Alside®, Revere® and Gentek® trade names have indefinite useful lives. Amortization expense related to other intangible assets was approximately $0.8 million for each of the quarters ended September 29, 2007 and September 30, 2006 and $2.4 million for each of the nine month periods ended September 29, 2007 and September 30, 2006.
Note 4 – Long-Term Debt
     Long-term debt consists of the following (in thousands):

	September 29,	December 30,
	2007	2006
9 3/4% notes	$165,000	$165,000
11 1/4% senior discount notes	382,032	351,967
Term loan under credit facility	77,000	106,000

Total debt	$624,032	$622,967

     The credit facility and the indentures governing the 9 3/4% notes and the 11 1/4% notes contain restrictive covenants that, among other things, limit the Company’s ability to incur additional indebtedness, make loans or advances to subsidiaries and other entities, invest in capital expenditures, sell its assets or declare dividends. In addition, under the credit facility AMI is required to achieve certain financial ratios relating to leverage, coverage of fixed charges and coverage of interest expense. If AMI is not in compliance with these certain financial ratio covenant requirements, and the non-compliance is not cured or waived, AMI would be in default and the credit facility lenders could cause repayment of the credit facility to be accelerated, in which case amounts outstanding under the credit facility would become immediately due and payable. In addition, the 9 3/4% notes would become due and payable upon an acceleration of AMI’s credit facility. The Company was in compliance with its covenants as of September 29, 2007.

     In March 2004, AMH completed an offering of $446 million aggregate principal at maturity of 11 1/4% senior discount notes, which mature on March 1, 2014. The accreted value of the 11 1/4% notes as of September 29, 2007 was approximately $382.0 million. In December 2004, AMH II completed an offering of 13 5/8% senior notes, which mature on December 1, 2014. The accreted value of the 13 5/8% notes as of September 29, 2007 was approximately $82.9 million. Because AMH and AMH II are holding companies with no operations, they must receive distributions, payments or loans from subsidiaries to satisfy obligations on the 11 1/4% notes and the 13 5/8% notes. An acceleration of AMI’s credit facility and the 9 3/4% notes as a result of a future default would have a material adverse effect on AMI’s ability to make such distributions, payments or loans to its direct and indirect parent companies. AMI does not guarantee the 11 1/4% notes or the 13 5/8% notes and has no obligation to make any payments with respect thereto. Total AMH II debt, including that of its consolidated subsidiaries, was approximately $706.9 million as of September 29, 2007.
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
     The Company is currently undergoing examinations of its federal and certain state income tax returns. The final outcome of these reviews are not yet determinable; however, management anticipates that adjustments to unrecognized tax benefits, if any, would not result in a material change to the results of operations, financial condition, or liquidity. As of September 29, 2007, the Company is subject to U.S. federal income tax examinations for the tax years 2004 through 2006, and to non-U.S. income tax examinations for the tax years of 2001 through 2006. In addition, the Company is subject to state and local income tax examinations for the tax years 1997 through 2006.
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
Note 6 – Comprehensive Income
     Comprehensive income differs from net income due to the reclassification of actuarial gains or losses and prior service costs associated with the Company’s pension and other postretirement plans and foreign currency translation adjustments as follows (in thousands):

	Quarter	Quarter	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
Net income as reported	$8,417	$7,628	$9,123	$12,776
Reclassification adjustments for actuarial gains or losses and prior service costs, net of tax	145	—	431	—
Foreign currency translation adjustments	5,274	(60)	10,478	1,433

Comprehensive income	$13,836	$7,568	$20,032	$14,209

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

	Quarter		Quarter
	Ended		Ended
	September 29,		September 30,
	2007		2006
	Domestic	Foreign	Domestic	Foreign
	Plans	Plans	Plans	Plans
Net periodic pension cost
Service cost	$117	$560	$127	$508
Interest cost	739	720	714	608
Expected return on assets	(827)	(856)	(774)	(671)
Amortization of prior service costs	7	8	8	7
Amortization of unrecognized net loss	126	5	182	10

Net periodic pension cost	$162	$437	$257	$462

	Nine Months		Nine Months
	Ended		Ended
	September 29,		September 30,
	2007		2006
	Domestic	Foreign	Domestic	Foreign
	Plans	Plans	Plans	Plans
Net periodic pension cost
Service cost	$389	$1,591	$382	$1,513
Interest cost	2,176	2,046	2,089	1,812
Expected return on assets	(2,491)	(2,430)	(2,238)	(2,001)
Amortization of prior service costs	7	22	8	21
Amortization of unrecognized net loss	478	14	638	30

Net periodic pension cost	$559	$1,243	$879	$1,375

Note 8 – Business Segments
     The following table sets forth for the periods presented a summary of net sales by principal product offering (in thousands):

	Quarter	Quarter	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
Vinyl windows	$116,305	$112,215	$307,022	$305,805
Vinyl siding products	86,115	89,843	221,531	256,591
Metal products	65,241	62,301	167,287	172,233
Third party manufactured products	60,405	53,951	151,967	145,837
Other products and services	21,537	25,092	57,911	70,545

	$349,603	$343,402	$905,718	$951,011

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

     A reconciliation of warranty reserve activity is as follows for the three and nine months ended September 29, 2007 and September 30, 2006 (in thousands):

	Quarter	Quarter	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
Balance at the beginning of the period	$26,354	$22,556	$25,035	$21,739
Provision for warranties issued	4,089	2,569	9,534	7,262
Claims paid	(3,322)	(2,133)	(7,448)	(6,009)

Balance at the end of the period	$27,121	$22,992	$27,121	$22,992

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

ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
September 29, 2007
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor	Reclassification
	Parent	Subsidiaries	Subsidiary	/Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$8,415	$773	$4,421	$—	$13,609
Accounts receivable, net	111,788	25,311	42,675	—	179,774
Intercompany receivables	—	28,218	22,924	(51,142)	—
Inventories	97,979	16,137	39,054	—	153,170
Deferred income taxes	5,675	2,694	418	—	8,787
Income taxes receivable	—	3,662	—	(3,662)	—

Other current assets	8,013	927	2,096	—	11,036

Total current assets	231,870	77,722	111,588	(54,804)	366,376
Property, plant and equipment, net	92,851	3,480	36,427	—	132,758
Goodwill	194,814	36,409	—	—	231,223
Other intangible assets, net	91,799	10,717	844	—	103,360
Investment in subsidiaries	168,687	82,860	—	(251,547)	—

Other assets	9,113	—	—	—	9,113

Total assets	$789,134	$211,188	$148,859	$(306,351)	$842,830

Liabilities And Stockholder’s Equity
Current liabilities:
Accounts payable	$58,442	$15,298	$36,131	$—	$109,871
Intercompany payables	51,142	—	—	(51,142)	—
Payable to parent	751	—	—	—	751
Accrued liabilities	55,442	7,853	10,309	—	73,604

Income taxes payable	20,507	—	3,557	(3,662)	20,402

Total current liabilities	186,284	23,151	49,997	(54,804)	204,628
Deferred income taxes	45,679	3,583	2,189	—	51,451
Other liabilities	16,426	15,767	13,813	—	46,006
Long-term debt	242,000	—	—	—	242,000

Stockholder’s equity	298,745	168,687	82,860	(251,547)	298,745

Total liabilities and stockholder’ s equity	$789,134	$211,188	$148,859	$(306,351)	$842,830

ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended September 29, 2007
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor	Reclassification/
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated
Net sales	$239,182	$63,726	$98,005	$(51,310)	$349,603

Cost of sales	175,169	60,818	73,369	(51,310)	258,046

Gross profit	64,013	2,908	24,636	—	91,557

Selling, general and administrative expense	39,441	4,612	9,075	—	53,128

Income (loss) from operations	24,572	(1,704)	15,561	—	38,429

Interest expense, net	7,286	(18)	38	—	7,306

Foreign currency (gain) loss	—	—	(116)	—	(116)

Income (loss) before income taxes	17,286	(1,686)	15,639	—	31,239

Income taxes	6,868	1,623	5,349	—	13,840

Income (loss) before equity income from subsidiaries	10,418	(3,309)	10,290	—	17,399

Equity income from subsidiaries	6,981	10,290	—	(17,271)	—

Net income	$17,399	$6,981	$10,290	$(17,271)	$17,399

ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 29, 2007
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor	Reclassification/
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated
Net sales	$629,913	$168,436	$239,016	$(131,647)	$905,718

Cost of sales	465,461	160,686	180,879	(131,647)	675,379

Gross profit	164,452	7,750	58,137	—	230,339

Selling, general and administrative expense	116,953	13,583	24,936	—	155,472

Income (loss) from operations	47,499	(5,833)	33,201	—	74,867

Interest expense, net	21,318	(50)	347	—	21,615

Foreign currency (gain) loss	—	—	(216)	—	(216)

Income (loss) before income taxes	26,181	(5,783)	33,070	—	53,468

Income taxes	10,205	2,173	11,310	—	23,688

Income (loss) before equity income from subsidiaries	15,976	(7,956)	21,760	—	29,780

Equity income from subsidiaries	13,804	21,760	—	(35,564)	—

Net income	$29,780	$13,804	$21,760	$(35,564)	$29,780

ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 29, 2007
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Consolidated
Net cash provided by (used in) operating activities	$27,968	$(7,255)	$22,378	$43,091

Investing Activities
Acquisition of supply center	(801)	—	—	(801)
Additions to property, plant and equipment	(5,146)	(879)	(1,272)	(7,297)

Net cash used in investing activities	(5,947)	(879)	(1,272)	(8,098)

Financing Activities
Repayments of term loan	(29,000)	—	—	(29,000)
Dividends	(8,018)	—	—	(8,018)
Intercompany transactions	13,398	7,215	(20,613)	—

Net cash provided by (used in) financing activities	(23,620)	7,215	(20,613)	(37,018)

Effect of exchange rate changes on cash	—	—	619	619

Net increase (decrease) in cash	(1,599)	(919)	1,112	(1,406)
Cash at beginning of period	10,014	1,692	3,309	15,015

Cash at end of period	$8,415	$773	$4,421	$13,609

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
     The Company seeks to distinguish itself from other suppliers of residential building products and to sustain its profitability through a business strategy focused on increasing sales at existing supply centers, selectively expanding its supply center network, increasing sales through independent specialty distributor customers, developing innovative new products, expanding sales of third party manufactured products through its supply center network, and driving operational excellence by reducing costs and increasing customer service levels. The Company continually analyzes new and existing markets for the selection of new supply center locations. During the nine months ended September 29, 2007, the Company opened three new supply center locations within the United States.
Results of Operations
     The following table sets forth for the periods indicated the results of the Company’s operations (in thousands):

	Quarter	Quarter	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
Net sales	$349,603	$343,402	$905,718	$951,011

Cost of sales	258,046	258,307	675,379	719,571

Gross profit	91,557	85,095	230,339	231,440

Selling, general and administrative expense	53,128	50,692	155,472	154,159

Facility closure costs, net	—	—	—	(92)

Income from operations	38,429	34,403	74,867	77,373

Interest expense, net	17,836	17,700	52,469	51,694
Foreign currency (gain) loss	(116)	99	(216)	(865)

Income before income taxes	20,709	16,604	22,614	26,544
Income taxes	12,292	8,976	13,491	13,768

Net income	$8,417	$7,628	$9,123	$12,776

Other Data:
EBITDA (a)	$44,024	$39,729	$91,454	$94,419
Adjusted EBITDA (a)	44,033	39,953	93,480	95,949

     The following table sets forth for the periods presented a summary of net sales by principal product offering (in thousands):

	Quarter	Quarter	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
Vinyl windows	$116,305	$112,215	$307,022	$305,805
Vinyl siding products	86,115	89,843	221,531	256,591
Metal products	65,241	62,301	167,287	172,233
Third party manufactured products	60,405	53,951	151,967	145,837
Other products and services	21,537	25,092	57,911	70,545

	$349,603	$343,402	$905,718	$951,011

(a)	EBITDA is calculated as net income plus interest, taxes, depreciation and amortization. Adjusted EBITDA excludes certain items. The Company considers adjusted EBITDA to be an important indicator of its operational strength and performance of its business. The Company has included adjusted EBITDA because it is a key financial measure used by management to (i) assess the Company’s ability to service its debt and / or incur debt and meet the Company’s capital expenditure requirements; (ii) internally measure the Company’s operating performance; and (iii) determine the Company’s incentive compensation programs. In addition, the Company’s credit facility has certain covenants that use ratios utilizing this measure of adjusted EBITDA. EBITDA and adjusted EBITDA have not been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Adjusted EBITDA as presented by the Company may not be comparable to similarly titled measures reported by other companies. EBITDA and adjusted EBITDA are not measures determined in accordance with GAAP and should not be considered as alternatives to, or more meaningful than, net income (as determined in accordance with GAAP) as a measure of the Company’s operating results or cash flows from operations (as determined in accordance with GAAP) as a measure of the Company’s liquidity. The reconciliation of the Company’s net income to EBITDA and adjusted EBITDA is as follows (in thousands):

			Nine Months	Nine Months
	Quarter Ended	Quarter Ended	Ended	Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
Net income	$8,417	$7,628	$9,123	$12,776
Interest expense, net	17,836	17,700	52,469	51,694
Income taxes	12,292	8,976	13,491	13,768
Depreciation and amortization	5,479	5,425	16,371	16,181

EBITDA	44,024	39,729	91,454	94,419
Foreign currency (gain) loss	(116)	99	(216)	(865)
Separation costs (b)	—	—	699	2,085
Amortization of management fee (c)	125	125	375	375
Transaction costs (d)	—	—	1,168	—
Stock compensation expense	—	—	—	27
Facility closure costs, net (e)	—	—	—	(92)

Adjusted EBITDA	$44,033	$39,953	$93,480	$95,949

(b)	For the nine months ended September 29, 2007, amount represents separation costs, including payroll taxes, related to the resignation of Mr. Deighton, former Chief Operating Officer of the Company. For the nine months ended September 30, 2006, amount represents separation costs, including payroll taxes and benefits, related to the resignation of Mr. Caporale, former Chairman, President and Chief Executive Officer of the Company by mutual agreement with the Company’s Board of Directors.

(c)	Represents amortization of a prepaid management fee of $6 million paid to Investcorp International Inc. in connection with the December 2004 recapitalization transaction. The Company is expensing the prepaid management fee based on the services provided over the life of the agreement, as defined in the Management Advisory Agreement with Investcorp International Inc. In accordance with the Management Advisory Agreement, the Company recorded $4 million as expense for the year ended December 31, 2005, with the remaining unamortized amount to be expensed equally over the remaining four-year term of the agreement.

(d)	Represents legal and accounting fees incurred in connection with an unsuccessful bid for an acquisition target.

(e)	Amounts recorded during 2006 include the gain realized upon the final sale of the Company’s former manufacturing facility in Freeport, Texas, partially offset by other non-recurring expenses associated with the closure of this facility.
Quarter Ended September 29, 2007 Compared to Quarter Ended September 30, 2006
     Net sales increased 1.8%, or $6.2 million, during the third quarter of 2007 compared to the same period in 2006 primarily due to growth in third party manufactured product sales as a result of expanded product offerings, improved unit volumes in the Company’s vinyl window operations, and the benefit from the stronger Canadian dollar, partially offset by decreased unit volumes in the Company’s vinyl siding operations. Compared to the same period in 2006, vinyl window unit volumes increased by 2%

while vinyl siding unit volumes decreased by 5%, which is comprised of a decrease in U.S. vinyl siding unit volumes of 10% due to the negative macroeconomic factors surrounding the U.S. housing market, partially offset by an increase in Canadian vinyl siding unit volumes of 9% due to the strong economy in the Western provinces. The Company believes vinyl window unit volumes have remained strong as replacement windows are viewed by consumers as less discretionary compared to vinyl siding, and therefore have been less impacted by the current market conditions. The Company expects the overall weakness in the housing market to continue for the foreseeable future.
     Gross profit in the third quarter of 2007 was $91.6 million, or 26.2% of net sales, compared to gross profit of $85.1 million, or 24.8% of net sales, for the same period in 2006. The increase in gross profit as a percentage of net sales was primarily a result of the Company’s cost reduction initiatives, procurement savings and the benefit from the stronger Canadian dollar.
     Selling, general and administrative expense increased to $53.1 million, or 15.2% of net sales, for the third quarter of 2007 versus $50.7 million, or 14.8% of net sales, for the same period in 2006. The increase in selling, general and administrative expense of $2.4 million was due primarily to increased expenses in the Company’s supply center network, including increased payroll costs and building and truck lease expenses, as well as increased marketing expenses, offset partially by headcount reductions implemented in the prior year. Income from operations was $38.4 million for the third quarter of 2007 compared to $34.4 million for the same period in 2006.
     Interest expense increased $0.1 million for the third quarter of 2007 compared to the same period in 2006. The increase in interest expense was due to higher accretion on the Company’s senior discount notes, partially offset by lower overall borrowings on the term loan under AMI’s credit facility.
     The income tax provision for the third quarter of 2007 reflects an effective income tax rate of 59.4%, compared to an effective income tax rate of 54.1% for the same period in 2006. The increase in the effective income tax rate in 2007 is due to the increased proportion of earnings from the Company’s Canadian subsidiary to its total consolidated results as the Company intends to remit all future earnings of its Canadian subsidiary to the U.S. parent.
     Net income increased to $8.4 million for the quarter ended September 29, 2007 compared to $7.6 million for the same period in 2006.
     EBITDA for the third quarter of 2007 was $44.0 million compared to EBITDA of $39.7 million for the same period in 2006. Adjusted EBITDA for the third quarter of 2007 was $44.0 million compared to adjusted EBITDA of $40.0 million for the same period in 2006. Adjusted EBITDA for the third quarter of 2007 excludes $0.1 million of amortization related to prepaid management fees and foreign currency gains of $0.1 million. Adjusted EBITDA for the third quarter of 2006 excludes $0.1 million of amortization related to prepaid management fees and $0.1 million of foreign currency losses.
Nine Months Ended September 29, 2007 Compared to Nine Months Ended September 30, 2006
     Net sales decreased by 4.8%, or $45.3 million, for the nine months ended September 29, 2007 compared to the same period in 2006 primarily due to lower sales volumes in the Company’s vinyl siding operations, partially offset by growth in third party manufactured product sales and the benefit from the stronger Canadian dollar. Compared to the same period in 2006, vinyl window unit volumes decreased by 2% while vinyl siding unit volumes decreased by 13%, which is comprised of a decrease in U.S. vinyl siding unit volumes of 18%, partially offset by an increase in Canadian vinyl siding unit volumes of 8%. Gross profit for the nine months ended September 29, 2007 was $230.3 million, or 25.4% of net sales, compared to gross profit of $231.4 million, or 24.3% of net sales, for the same period in 2006. The increase in gross profit as a percentage of net sales was primarily a result of the net favorable impact of selling prices versus commodity costs, the Company’s cost reduction initiatives and procurement savings, as well as the benefit from the stronger Canadian dollar.
     Selling, general and administrative expense increased to $155.5 million, or 17.2% of net sales, for the nine months ended September 29, 2007 versus $154.2 million, or 16.2% of net sales, for the same period in 2006. Selling, general and administrative expense for the nine months ended September 29, 2007 includes $0.7 million of separation costs related to the resignation of the Company’s former Chief Operating Officer and $1.2 million of transaction costs relating to an unsuccessful bid for an acquisition target, while selling, general and administrative expense for the nine months ended September 30, 2006 includes $2.1 million of separation costs related to the resignation of the Company’s former Chief Executive Officer. Excluding these costs, selling, general and administrative expense for the nine months ended September 29, 2007 increased $1.5 million compared to the same period in 2006. The increase in selling, general and administrative expense was due primarily to increased consulting expenses associated with the Company’s cost reduction initiatives in its manufacturing operations, increased marketing expenses, and the impact of the stronger Canadian dollar, offset partially by headcount reductions implemented in the prior year along with decreases in EBITDA-

based incentive compensation programs. Income from operations was $74.9 million for the nine months ended September 29, 2007 compared to $77.4 million for the same period in 2006.
     Interest expense increased $0.8 million for the nine months ended September 29, 2007 compared to the same period in 2006. The increase in interest expense was due to higher accretion on the Company’s senior discount notes, partially offset by lower overall borrowings on the term loan under AMI’s credit facility.
     The income tax provision for the nine months ended September 29, 2007 reflects an effective income tax rate of 59.7%, compared to an effective income tax rate of 51.9% for the same period in 2006. The increase in the effective income tax rate in 2007 is due to the increased proportion of earnings from the Company’s Canadian subsidiary to its total consolidated results as the Company intends to remit all future earnings of its Canadian subsidiary to the U.S. parent.
     Net income decreased to $9.1 million for the nine months ended September 29, 2007 compared to $12.8 million for the same period in 2006.
     EBITDA was $91.5 million for the nine months ended September 29, 2007 compared to EBITDA of $94.4 million for the same period in 2006. For the nine months ended September 29, 2007, adjusted EBITDA was $93.5 million compared to adjusted EBITDA of $95.9 million for the same period in 2006. Adjusted EBITDA for the nine months ended September 29, 2007 excludes separation costs of $0.7 million related to the resignation of the Company’s former Chief Operating Officer, $1.2 million of transaction costs relating to an unsuccessful bid for an acquisition target, $0.4 million of amortization related to prepaid management fees and foreign currency gains of $0.2 million. Adjusted EBITDA for the nine months ended September 30, 2006 excludes separation costs of $2.1 million related to the resignation of the Company’s former Chief Executive Officer, $0.4 million of amortization related to prepaid management fees, $0.9 million of foreign currency gains, non-cash stock compensation expense of less than $0.1 million, and a gain of $0.1 million associated with the sale of the Company’s former manufacturing facility in Freeport, Texas.
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
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, however, this statement does not require any new fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of this standard is not expected to have a material effect on the Company’s consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment to FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of this standard is not expected to have a material effect on the Company’s consolidated financial statements.

Liquidity and Capital Resources
     The following sets forth a summary of the Company’s cash flows for the nine months ended September 29, 2007 and September 30, 2006 (in thousands):

	Nine Months	Nine Months
	Ended	Ended
	September 29,	September 30,
	2007	2006
Cash provided by operating activities	$43,091	$26,906
Cash used in investing activities	(8,098)	(8,995)
Cash used in financing activities	(37,018)	(17,863)
Cash Flows
     At September 29, 2007, the Company had cash and cash equivalents of $13.6 million and available borrowing capacity of approximately $82.5 million under the revolving portion of AMI’s credit facility. Outstanding letters of credit as of September 29, 2007 totaled $7.5 million securing various insurance letters of credit.
Cash Flows from Operating Activities
     Net cash provided by operating activities was $43.1 million for the nine months ended September 29, 2007 compared to net cash provided by operating activities of $26.9 million for the same period in 2006. The factors typically impacting cash flows from operating activities during the first nine months of the year include the Company’s operating results, the seasonal increase of inventory levels and growth in accounts payable related to inventory purchases, and use of cash related to payments for accrued liabilities including payments of EBITDA-based incentive compensation and customer sales incentives. Inventories were a use of cash of $12.9 million for the nine months ended September 29, 2007 compared to a use of cash of $24.3 million for the same period in 2006 resulting in a net increase in cash flows of $11.5 million, which is primarily due to the decline in sales during 2007 which reduced inventory purchase requirements as well as lower commodity prices as compared to 2006. Accounts payable and accrued liabilities were a source of cash of $34.3 million for the nine months ended September 29, 2007 compared to a source of cash of $22.4 million for the same period in 2006, resulting in a net increase in cash flows of $11.9 million, which is primarily due to the timing of payments to vendors between the first quarter of 2007 and the first quarter of 2006 due to the increase in accounts payable during the fourth quarter of 2005 as a result of obtaining improved payment terms with certain of the Company’s raw materials suppliers and the temporary cessation of taking cash discounts. Cash flows provided by operating activities for the nine months ended September 29, 2007 includes income tax payments of $11.7 million, while net cash provided by operating activities for the same period in 2006 reflects $13.8 million of income tax payments.
Cash Flows from Investing Activities
     Net cash used in investing activities for the nine months ended September 29, 2007 included capital expenditures of $7.3 million and cash paid to acquire a supply center of $0.8 million. Capital expenditures in 2007 were primarily to improve capabilities in the Company’s vinyl siding and metal manufacturing operations. Capital expenditures of $11.9 million for the nine months ended September 30, 2006 were primarily to increase capacity and capabilities in the Company’s vinyl windows manufacturing operations. The Company received proceeds of $2.7 million from the sale of property and equipment at its former manufacturing facility in Freeport, Texas for the nine months ended September 30, 2006. The Company estimates total capital expenditures for 2007 to be in the range of $13 million to $15 million.
Cash Flows from Financing Activities
     Net cash used in financing activities for the nine months ended September 29, 2007 includes repayments of $29.0 million on the Company’s term debt and dividend payments of $8.0 million. Net cash used in financing activities for the nine months ended September 30, 2006 includes repayments of $10.0 million on the Company’s term debt, dividend payments of $7.7 million and payments for financing fees of $0.1 million. The dividends in 2007 and 2006 were paid to AMI’s direct and indirect parent companies to fund AMH II’s scheduled interest payment on its 13 5/8% notes.

Description of the Company’s Outstanding Indebtedness
     AMI entered into a second amended and restated credit facility dated December 22, 2004, which included a term loan facility of $175 million and a revolving facility of $80 million of available borrowings including a $20 million Canadian subfacility. The term loan facility is due in August 2010 and the revolving credit facility expires in April 2009. On an annual basis, beginning with the year ended December 31, 2005, AMI is required to make principal payments on the term loan based on a percentage of excess cash flows as defined in the second amended and restated credit facility. AMI will be required to make quarterly payments of the unamortized principal in the final year of the loan beginning in the fourth quarter of 2009. The Company will record as a current liability those principal payments, if any, that are estimated to be due within twelve months under the excess cash flow provision of the credit facility when the likelihood of those payments becomes probable. As of September 29, 2007, no principal payments were required to be made within the next twelve months under the excess cash flow provision of the credit facility.
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
     The credit facility and the indentures governing the 9 3/4% notes and 11 1/4% notes contain restrictive covenants that, among other things, limit the Company’s ability to incur additional indebtedness, make loans or advances to subsidiaries and other entities, invest in capital expenditures, sell its assets or declare dividends. In addition, under the credit facility AMI is required to achieve certain financial ratios relating to leverage, coverage of fixed charges and coverage of interest expense. If AMI is not in compliance with these certain financial ratio covenant requirements, and the non-compliance is not cured or waived, AMI would be in default and the credit facility lenders could cause repayment of the credit facility to be accelerated, in which case amounts outstanding under the credit facility would become immediately due and payable. In addition, the 9 3/4% notes would become due and payable upon an acceleration of AMI’s credit facility. The Company was in compliance with its covenants as of September 29, 2007.
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
     In March 2004, AMH issued 11 1/4% senior discount notes in connection with the March 2004 dividend recapitalization. Interest accrues at a rate of 11 1/4% on the notes in the form of an increase in the accreted value of the notes prior to March 1, 2009. Thereafter, cash interest of 11 1/4% on the notes accrues and is payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2009. The notes mature on March 1, 2014. The notes are structurally subordinated to all existing and future debt and other liabilities of AMH’s existing and future subsidiaries, including AMI and Holdings. The accreted value of the 11 1/4% notes as of September 29, 2007 was approximately $382.0 million.
     In December 2004, the Company’s parent company, AMH II, issued senior notes in connection with the December 2004 recapitalization transaction, which had an accreted value of approximately $82.9 million as of September 29, 2007. The notes accrue interest at 13 5/8% payable semi-annually on July 30 and January 30. Through January 30, 2010, AMH II must pay a minimum of 10% interest on each semi-annual payment date in cash, allowing the remaining 3 5/8% to accrue to the value of the notes. On December 22, 2009, AMH II is required to redeem a principal amount of approximately $15 million of notes in order to prevent the notes from being treated as having “significant original issue discount” within the meaning of section 163(i)(2) of the Internal Revenue Code (“IRC”).
     Because AMH and AMH II are holding companies with no operations, they must receive distributions, payments or loans from subsidiaries to satisfy obligations under the 11 1/4% notes and the 13 5/8% notes. AMI does not guarantee the 11 1/4% notes or the 13 5/8% notes and has no obligation to make any payments with respect thereto. Furthermore, the terms of the indenture governing AMI’s 9 3/4% notes and senior credit facility significantly restrict AMI and its subsidiaries from paying dividends and otherwise transferring assets to AMH and the indenture governing AMH’s 11 1/4% notes further restricts AMH from making restricted payments. Delaware law may also restrict the Company’s ability to make certain distributions. The Company declared a dividend of $4.0 million in January 2007 and $4.0 million in July 2007 to fund AMH II’s scheduled interest payments on its 13 5/8% notes. If AMI is unable to distribute sufficient funds to its parent companies to allow them to make required payments on their indebtedness, AMH or AMH II may be required to refinance all or a part of their indebtedness, borrow additional funds or seek additional capital. AMH or AMH II may not be able to refinance their indebtedness or borrow funds on acceptable terms. If a default occurs under the 13 5/8% notes, the holders of such notes could elect to declare such indebtedness due and payable and exercise their remedies under the indenture governing the 13 5/8% notes, which could have a material adverse effect on the Company. No cash distributions from AMI will be required to satisfy AMH’s interest payment obligations under the 11 1/4% notes until September 2009. Total AMH II debt, including that of its consolidated subsidiaries, was approximately $706.9 million as of September 29, 2007.
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
Effects of Inflation
     The Company’s principal raw materials — vinyl resin, aluminum, and steel — have historically been subject to significant price changes. Raw material pricing on the Company’s key commodities increased significantly in fiscal year 2005 as a result of strong overall consumption and higher energy costs related to Hurricanes Katrina and Rita and remained at elevated levels throughout 2006. Vinyl resin prices as published by the Chemical Data Index were approximately 4% higher during the third quarter of 2007 than the third quarter of 2006 and approximately 6% higher than the second quarter of 2007; further, vinyl resin prices are forecasted to continue to rise throughout the remainder of 2007. London Metal Exchange pricing for aluminum began to increase during the second half of 2005, reaching record levels in 2006. Aluminum costs during the third quarter of 2007 were approximately 3% higher as compared to the third quarter of 2006 but have decreased 8% compared to the second quarter of 2007. The Company implemented price increases from 2004 through 2006 on certain of its products in response to the increase in commodity costs. The Company continues to monitor the cost of raw materials and market pricing conditions to assess the ability for additional price increases. There can be no assurance that the Company will be able to maintain the selling price increases already implemented, or achieve any future price increases. In addition, there may be a delay from quarter to quarter between the timing of raw material cost increases and price increases on the Company’s products. At September 29, 2007, the Company had no raw material hedge contracts in place.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
     AMI has outstanding borrowings under the term loan portion of its credit facility and may borrow under the revolving credit facility from time to time for general corporate purposes, including working capital and capital expenditures. Interest under the credit facility is based on LIBOR. At September 29, 2007, AMI had borrowings of $77.0 million under the term loan. The effect of a 1.0% increase or decrease in interest rates would increase or decrease total interest expense for the quarter ended September 29, 2007 by approximately $0.2 million.
     AMH has $382.0 million of senior discount notes due 2014 that bear an interest rate of 11 1/4%. Interest accrues at a rate of 11 1/4% on the notes in the form of an increase in the accreted value of the notes prior to March 1, 2009. Thereafter, cash interest of 11 1/4% on the notes accrues and is payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2009. AMI has $165.0 million of senior subordinated notes due 2012 that bear a fixed interest rate of 9 3/4%. The fair value of the Company’s 11 1/4% and 9 3/4% notes is sensitive to changes in interest rates. In addition, the fair value is affected by the Company’s overall credit rating, which could be impacted by changes in the Company’s future operating results.

Foreign Currency Exchange Risk
     The Company’s revenues are primarily from domestic customers and are realized in U.S. dollars. However, the Company realizes revenues from sales made through Gentek’s Canadian distribution centers in Canadian dollars. The Company’s Canadian manufacturing facilities acquire raw materials and supplies from U.S. vendors, which results in foreign currency transactional gains and losses upon settlement of the obligations. Payment terms among Canadian manufacturing facilities and these vendors are short-term in nature. The Company may, from time to time, enter into foreign exchange forward contracts with maturities of less than three months to reduce its exposure to fluctuations in the Canadian dollar. At September 29, 2007, the Company was a party to foreign exchange forward contracts for Canadian dollars. The value of these contracts at September 29, 2007 was immaterial.
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
Changes in Internal Control over Financial Reporting
     There have been no changes to the Company’s internal control over financial reporting during the quarter ended September 29, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

AMH HOLDINGS, INC. (Registrant)
Date: November 13, 2007	By:	/s/ Thomas N. Chieffe
Thomas N. Chieffe
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Cynthia L. Sobe
Cynthia L. Sobe
Vice President – Finance, Interim Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)