Form 10-Q
period 2008-06-28
AMH HOLDINGS, LLC
filed 2008-08-12
CIK 1289559

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2008
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of August 12, 2008, all of the Registrant’s membership interests outstanding were held by an affiliate of the Registrant.

AMH HOLDINGS, LLC
REPORT FOR THE QUARTER ENDED JUNE 28, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AMH HOLDINGS, LLC
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
	June 28,	December 29,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$8,207	$21,603
Accounts receivable, net	169,438	138,653
Inventories	155,609	137,015
Deferred income taxes	9,983	9,983
Other current assets	10,845	11,686

Total current assets	354,082	318,940

Property, plant and equipment, net	128,767	133,531
Goodwill	231,236	231,213
Other intangible assets, net	100,779	102,424
Deferred taxes	16,131	—
Other assets	12,574	14,314

Total assets	$843,569	$800,422

Liabilities and Member’s Equity
Current liabilities:
Accounts payable	$101,862	$80,082
Payable to parent	6,592	6,592
Accrued liabilities	55,733	64,618
Revolving loans under credit facility	28,309	—
Income taxes payable	824	11,298

Total current liabilities	193,320	162,590

Deferred income taxes	—	1,542
Other liabilities	45,989	47,615
Long-term debt	640,765	618,677
Member’s equity	(36,505)	(30,002)

Total liabilities and member’s equity	$843,569	$800,422

See accompanying notes to consolidated financial statements.

AMH HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Quarter	Quarter	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007

Net sales	$314,812	$337,951	$515,690	$556,115

Cost of sales	235,820	246,885	392,085	417,333

Gross profit	78,992	91,066	123,605	138,782

Selling, general and administrative expense	52,862	53,244	102,990	102,344

Manufacturing restructuring costs	938	—	1,783	—

Income from operations	25,192	37,822	18,832	36,438

Interest expense, net	17,422	17,657	34,396	34,633

Foreign currency (gain) loss	12	(94)	90	(100)

Income (loss) before income taxes	7,758	20,259	(15,654)	1,905

Income taxes (benefit)	(6,468)	13,294	(15,106)	1,199

Net income (loss)	$14,226	$6,965	$(548)	$706

See accompanying notes to consolidated financial statements.

AMH HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 28,	June 30,
	2008	2007
Operating Activities
Net income (loss)	$(548)	$706
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	11,398	10,892
Amortization of deferred financing costs	23,660	21,568
Amortization of management fee	250	250
Deferred income taxes	(17,777)	(8,649)
Non-cash portion of manufacturing restructuring costs	1,577	—
Loss on sale or disposal of assets other than by sale	1,846	289
Changes in operating assets and liabilities, adjusted for the effects of the acquisition of supply center:
Accounts receivable, net	(31,450)	(35,891)
Inventories	(20,683)	(11,539)
Accounts payable and accrued liabilities	13,982	19,216
Income taxes	(10,484)	873
Other	(598)	40

Net cash used in operating activities	(28,827)	(2,245)

Investing Activities
Additions to property, plant and equipment	(8,210)	(4,850)
Acquisition of supply center	—	(801)
Proceeds from sale of assets	24	—

Net cash used in investing activities	(8,186)	(5,651)

Financing Activities
Net increase in revolving line of credit	28,309	9,972
Dividends	(4,118)	(3,973)

Net cash provided by financing activities	24,191	5,999

Effect of exchange rate changes on cash	(574)	388

Net decrease in cash	(13,396)	(1,509)
Cash at beginning of period	21,603	15,015

Cash at end of period	$8,207	$13,506

Supplemental information:
Cash paid for interest	$10,547	$12,518

Cash paid for income taxes	$13,157	$8,939

See accompanying notes to consolidated financial statements.

AMH HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED JUNE 28, 2008
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
The unaudited financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, these interim consolidated financial statements contain all of the normal recurring accruals and adjustments considered necessary for a fair presentation of the unaudited results for the three and six months ended June 28, 2008 and June 30, 2007. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 29, 2007. A detailed description of the Company’s significant accounting policies and management judgments is located in the audited financial statements for the year ended December 29, 2007, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.
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
Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements; however, this statement does not require any new fair value measurements. In February 2008, the FASB issued a staff position that delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities except for those recognized or disclosed at least annually. Except for the delay for nonfinancial assets and liabilities, SFAS No. 157 is effective for fiscal years beginning after December 15, 2007 and interim periods within such years. The adoption of the effective portions of this standard in 2008 did not have a material effect on the Company’s consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment to FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective for fiscal years beginning after November 15, 2007. The Company elected not to apply the provisions of SFAS No. 159 to its eligible financial instruments upon adoption in 2008.
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

Note 2 — Inventories
Inventories are valued at the lower of cost (first in, first out) or market. Inventories consist of the following (in thousands):

	June 28,	December 29,
	2008	2007

Raw materials	$27,539	$31,886
Work-in-process	14,526	10,075
Finished goods and purchased stock	113,544	95,054

	$155,609	$137,015

Note 3 – Goodwill and Other Intangible Assets
Goodwill represents the purchase price in excess of the fair value of the tangible and intangible net assets acquired in a business combination. Goodwill of $231.2 million as of both June 28, 2008 and December 29, 2007 consists of $194.8 million from the April 2002 merger transaction and $36.4 million from the acquisition of Gentek Holdings, Inc. (“Gentek”). None of the Company’s goodwill is deductible for income tax purposes. The Company’s other intangible assets consist of the following (in thousands):

	Average
	Amortization	June 28, 2008			December 29, 2007
	Period		Accumulated	Net Carrying		Accumulated	Net Carrying
	(in Years)	Cost	Amortization	Value	Cost	Amortization	Value
Trademarks and trade names	15	$108,080	$11,236	$96,844	$108,080	$10,283	$97,797
Patents	10	6,230	3,850	2,380	6,230	3,540	2,690
Customer base and other	7	5,227	3,672	1,555	5,298	3,361	1,937

Total other intangible assets		$119,537	$18,758	$100,779	$119,608	$17,184	$102,424

The Company has determined that trademarks and trade names totaling $80.0 million (included in the trademarks and trade names caption in the table above) consisting of the Alside®, Revere® and Gentek® trade names have indefinite useful lives. Amortization expense related to other intangible assets was approximately $0.8 million for each of the quarters ended June 28, 2008 and June 30, 2007 and $1.6 million of each of the six month periods ended June 28, 2008 and June 30, 2007.
Note 4 — Long-Term Debt
Long-term debt consists of the following (in thousands):

	June 28,	December 29,
	2008	2007
9 3/4% notes	$165,000	$165,000
11 1/4% notes	414,765	392,677
Term loan under credit facility	61,000	61,000

Total long-term debt	$640,765	$618,677

Associated Materials’ second amended and restated credit facility includes a term loan facility and a revolving facility of $90 million of available borrowings including a $20 million Canadian subfacility. The term loan facility is due in August 2010 and the revolving credit facility expires in April 2009. Associated Materials had revolving loans under the credit facility of $28.3 million outstanding at June 28, 2008.

The credit facility and the indentures governing the 9 3/4% notes and the 11 1/4% notes contain restrictive covenants that, among other things, limit the Company’s ability to incur additional indebtedness, make loans or advances to subsidiaries and other entities, invest in capital expenditures, sell its assets or declare dividends. In addition, under the credit facility Associated Materials is required to achieve certain financial ratios relating to leverage, coverage of fixed charges and coverage of interest expense. If Associated Materials is not in compliance with these certain financial ratio covenant requirements, and the non-compliance is not cured or waived, Associated Materials would be in default and the credit facility lenders could cause repayment of the credit facility to be accelerated, in which case amounts outstanding under the credit facility would become immediately due and payable. In addition, the 9 3/4% notes would become due and payable upon an acceleration of Associated Materials’ credit facility. Associated Materials was in compliance with its covenants as of June 28, 2008.
In March 2004, AMH issued $446 million aggregate principal at maturity in 2014 of 11 1/4% senior discount notes. The accreted value of the 11 1/4% notes as of June 28, 2008 was approximately $414.8 million. In December 2004, the Company’s parent company, AMH II, issued $75 million of 13 5/8% senior notes due 2014. The accreted value of the 13 5/8% notes as of June 28, 2008 was approximately $85.1 million. Because AMH and AMH II are holding companies with no operations, they must receive distributions, payments or loans from subsidiaries to satisfy obligations under the 11 1/4% notes and the 13 5/8% notes. An acceleration of AMI’s credit facility and the 9 3/4% notes as a result of a future default would have a material adverse effect on AMI’s ability to make such distributions, payments or loans to its direct and indirect parent companies. AMI does not guarantee the 11 1/4% notes or the 13 5/8% notes and has no obligation to make any payments with respect thereto. Total AMH II debt, including that of its consolidated subsidiaries, was approximately $754.2 million as of June 28, 2008.
Note 5 — Comprehensive Income (Loss)
Comprehensive income (loss) differs from net income (loss) due to the reclassification of actuarial gains or losses and prior service costs associated with the Company’s pension and other postretirement plans and foreign currency translation adjustments as follows (in thousands):

	Quarter	Quarter	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Net income (loss) as reported	$14,226	$6,965	$(548)	$706
Reclassification adjustments for actuarial gains or losses and prior service costs, net of tax	180	143	276	286
Foreign currency translation adjustments	686	4,672	(2,113)	5,204

Comprehensive income (loss)	$15,092	$11,780	$(2,385)	$6,196

Note 6 — Retirement Plans
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

	Quarter		Quarter
	Ended		Ended
	June 28,		June 30,
	2008		2007
	Domestic	Foreign	Domestic	Foreign
	Plans	Plans	Plans	Plans
Net periodic pension cost
Service cost	$134	$545	$136	$537
Interest cost	747	790	719	691
Expected return on assets	(875)	(924)	(832)	(820)
Amortization of prior service costs	7	8	—	7
Amortization of unrecognized net loss	150	26	176	5

Net periodic pension cost	$163	$445	$199	$420

	Six Months		Six Months
	Ended		Ended
	June 28,		June 30,
	2008		2007
	Domestic	Foreign	Domestic	Foreign
	Plans	Plans	Plans	Plans
Net periodic pension cost
Service cost	$268	$1,094	$272	$1,031
Interest cost	1,494	1,586	1,437	1,326
Expected return on assets	(1,750)	(1,855)	(1,664)	(1,574)
Amortization of prior service costs	14	16	—	14
Amortization of unrecognized net loss	300	52	352	9

Net periodic pension cost	$326	$893	$397	$806

Note 7 — Business Segments
The following table sets forth for the periods presented a summary of net sales by principal product offering (in thousands):

	Quarter	Quarter	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Vinyl windows	$103,935	$114,010	$173,623	$187,773
Vinyl siding products	70,315	82,160	114,449	135,048
Metal products	61,789	62,437	101,133	104,841
Third party manufactured products	58,187	58,035	91,120	91,639
Other products and services	20,586	21,309	35,365	36,814

	$314,812	$337,951	$515,690	$556,115

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
A reconciliation of warranty reserve activity is as follows for the three and six months ended June 28, 2008 and June 30, 2007 (in thousands):

	Quarter	Quarter	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Balance at the beginning of the period	$29,246	$25,587	$28,684	$25,035
Provision for warranties issued	2,601	3,254	4,591	5,445
Claims paid	(1,914)	(2,487)	(3,342)	(4,126)

Balance at the end of the period	$29,933	$26,354	$29,933	$26,354

Note 9 — Manufacturing Restructuring Costs
In the first quarter of 2008, the Company committed to a plan to discontinue use of the warehouse facility adjacent to its Ennis, Texas vinyl siding manufacturing facility and began using a third party distribution center located in Ashtabula, Ohio to distribute its vinyl siding and certain other products to the majority of its domestic supply centers and to certain independent distributors. In addition, the Company committed to relocating certain vinyl siding production from Ennis, Texas to its vinyl manufacturing facilities in West Salem, Ohio and Burlington, Ontario. The Company incurred costs of $0.9 million during the second quarter of 2008 and $1.8 million for the six months ended June 28, 2008 associated with these restructuring efforts, which was comprised of asset impairment costs, costs incurred to relocate manufacturing equipment and costs associated with the transition of distribution operations. Additionally, the Company recorded $0.9 million of inventory markdown costs associated with these restructuring efforts within cost of goods sold for the quarter and six months ended June 28, 2008. The warehouse that is adjacent to the Ennis, Texas manufacturing facility is currently leased by the Company. The Company expects to record lease costs, net of anticipated sublease income, associated with the discontinued use of the warehouse adjacent to the Ennis, Texas vinyl manufacturing facility of approximately $4 million during the second half of fiscal 2008. Subsequent to the end of the second quarter, the Company decided to terminate its agreement with the third party provider currently operating the distribution center in Ashtabula, Ohio. The Company intends to sublease the existing facility and assume management of the operation by the end of the fiscal year.
Note 10 — Subsidiary Guarantors
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

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
June 28, 2008
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor	Reclassification/
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$3,433	$446	$4,328	$—	$8,207
Accounts receivable, net	106,569	20,123	42,746	—	169,438
Intercompany receivables	—	30,209	22,229	(52,438)	—
Inventories	97,854	17,217	40,538	—	155,609
Deferred income taxes	6,886	2,674	423	—	9,983
Income taxes receivable	—	3,266	1,902	(5,168)	—
Other current assets	7,684	1,168	1,993	—	10,845

Total current assets	222,426	75,103	114,159	(57,606)	354,082
Property, plant and equipment, net	86,669	3,261	38,837	—	128,767
Goodwill	194,814	36,422	—	—	231,236
Other intangible assets, net	89,963	10,243	573	—	100,779
Investment in subsidiaries	176,398	94,295	—	(270,693)	—
Other assets	6,093	33	490	—	6,616

Total assets	$776,363	$219,357	$154,059	$(328,299)	$821,480

Liabilities And Member’s Equity
Current liabilities:
Accounts payable	$53,326	$15,266	$33,270	$—	$101,862
Intercompany payables	52,438	—	—	(52,438)	—
Payable to parent	5,029	—	—	—	5,029
Accrued liabilities	36,108	9,488	10,137	—	55,733
Revolving loans under credit facility	26,000	—	2,309	—	28,309
Income taxes payable	6,355	—	—	(5,168)	1,187

Total current liabilities	179,256	24,754	45,716	(57,606)	192,120
Deferred income taxes	44,257	4,325	2,359	—	50,941
Other liabilities	20,420	13,880	11,689	—	45,989
Long-term debt	226,000	—	—	—	226,000
Member’s equity	306,430	176,398	94,295	(270,693)	306,430

Total liabilities and member’s equity	$776,363	$219,357	$154,059	$(328,299)	$821,480

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended June 28, 2008
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor	Reclassification/
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated
Net sales	$213,079	$57,214	$92,836	$(48,317)	$314,812

Cost of sales	159,844	55,572	68,721	(48,317)	235,820

Gross profit	53,235	1,642	24,115	—	78,992

Selling, general and administrative expense	39,800	820	12,242	—	52,862

Manufacturing restructuring costs	385	—	553	—	938

Income from operations	13,050	822	11,320	—	25,192

Interest expense, net	5,807	(3)	111	—	5,915

Foreign currency loss	—	—	12	—	12

Income before income taxes	7,243	825	11,197	—	19,265

Income taxes	2,693	881	3,650	—	7,224

Income (loss) before equity income from subsidiaries	4,550	(56)	7,547	—	12,041

Equity income from subsidiaries	7,491	7,547	—	(15,038)	—

Net income	$12,041	$7,491	$7,547	$(15,038)	$12,041

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 28, 2008
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor	Reclassification/
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated
Net sales	$352,963	$101,033	$147,167	$(85,473)	$515,690

Cost of sales	268,946	97,934	110,678	(85,473)	392,085

Gross profit	84,017	3,099	36,489	—	123,605

Selling, general and administrative expense	76,783	4,949	21,258	—	102,990

Manufacturing restructuring costs	1,136	—	647	—	1,783

Income (loss) from operations	6,098	(1,850)	14,584	—	18,832

Interest expense, net	11,642	(10)	150	—	11,782

Foreign currency loss	—	—	90	—	90

Income (loss) before income taxes	(5,544)	(1,840)	14,344	—	6,960

Income taxes (benefit)	(2,063)	59	4,676	—	2,672

Income (loss) before equity income from subsidiaries	(3,481)	(1,899)	9,668	—	4,288

Equity income from subsidiaries	7,769	9,668	—	(17,437)	—

Net income	$4,288	$7,769	$9,668	$(17,437)	$4,288

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 28, 2008
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Consolidated
Net cash used in operating activities	$(18,212)	$(2,931)	$(7,684)	$(28,827)

Investing Activities
Additions to property, plant and equipment	(4,710)	(106)	(3,394)	(8,210)
Proceeds from sale of assets	20	4	—	24

Net cash used in investing activities	(4,690)	(102)	(3,394)	(8,186)

Financing Activities
Net increase in revolving line of credit	26,000	—	2,309	28,309
Dividends	(4,118)	—	—	(4,118)
Intercompany transactions	(1,954)	3,108	(1,154)	—

Net cash provided by financing activities	19,928	3,108	1,155	24,191

Effect of exchange rate changes on cash	—	—	(574)	(574)

Net increase (decrease) in cash	(2,974)	75	(10,497)	(13,396)
Cash at beginning of period	6,407	371	14,825	21,603

Cash at end of period	$3,433	$446	$4,328	$8,207

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
December 29, 2007
(In thousands)

		Guarantor	Non-Guarantor	Reclassification
	Parent	Subsidiaries	Subsidiary	/Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$6,407	$371	$14,825	$—	$21,603
Accounts receivable, net	92,314	17,999	28,340	—	138,653
Intercompany receivables	—	33,341	21,052	(54,393)	—
Inventories	85,876	14,083	37,056	—	137,015
Deferred income taxes	6,886	2,674	423	—	9,983
Income taxes receivable	—	3,375	—	(3,375)	—
Other current assets	8,683	878	2,125	—	11,686

Total current assets	200,166	72,721	103,821	(57,768)	318,940
Property, plant and equipment, net	92,920	3,592	37,019	—	133,531
Goodwill	194,814	36,399	—	—	231,213
Other intangible assets, net	91,098	10,559	767	—	102,424
Investment in subsidiaries	170,682	86,692	—	(257,374)	—
Other assets	7,831	—	—	—	7,831

Total assets	$757,511	$209,963	$141,607	$(315,142)	$793,939

Liabilities And Member’s Equity
Current liabilities:
Accounts payable	$42,268	$9,981	$27,833	$—	$80,082
Intercompany payables	54,393	—	—	(54,393)	—
Payable to parent	5,029	—	—	—	5,029
Accrued liabilities	43,299	11,476	9,843	—	64,618
Income taxes payable	13,573	—	1,463	(3,375)	11,661

Total current liabilities	158,562	21,457	39,139	(57,768)	161,390
Deferred income taxes	44,126	4,316	2,395	—	50,837
Other liabilities	20,726	13,508	13,381	—	47,615
Long-term debt	226,000	—	—	—	226,000
Member’s equity	308,097	170,682	86,692	(257,374)	308,097

Total liabilities and member’s equity	$757,511	$209,963	$141,607	$(315,142)	$793,939

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

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
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

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2007
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Consolidated
Net cash provided by (used in) operating activities	$1,895	$(10,955)	$6,815	$(2,245)

Investing Activities
Additions to property, plant and equipment	(3,376)	(675)	(799)	(4,850)
Acquisition of supply center	(801)	—	—	(801)

Net cash used in investing activities	(4,177)	(675)	(799)	(5,651)

Financing Activities
Net increase in revolving line of credit	7,500	—	2,472	9,972
Dividends	(3,973)	—	—	(3,973)
Intercompany transactions	(2,941)	10,026	(7,085)	—

Net cash provided by (used in) financing activities	586	10,026	(4,613)	5,999

Effect of exchange rate changes on cash	—	—	388	388

Net increase (decrease) in cash	(1,696)	(1,604)	1,791	(1,509)
Cash at beginning of period	10,014	1,692	3,309	15,015

Cash at end of period	$8,318	$88	$5,100	$13,506

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
Because its exterior residential building products are consumer durable goods, the Company’s sales are impacted by the availability of consumer credit, consumer interest rates, employment trends, changes in levels of consumer confidence, national and regional trends in new housing starts and general economic conditions. The Company’s sales are also affected by changes in consumer preferences with respect to types of building products. Overall, the Company believes the long-term fundamentals for the building products industry remain strong as the population continues to age, homes continue to get older, household formation continues to be strong and vinyl remains the optimal material for exterior cladding and window solutions, all of which bodes well for the demand for the Company’s products in the future. In the short term, however, the Company believes the building products industry will continue to be negatively impacted by the sharp decline in the U.S housing market. Beginning in 2006 and continuing through 2008, sales of existing single-family homes have decreased from levels experienced over the past few years, the inventory of homes available for sale has increased, and home values have declined. In addition, the pace of new home construction has slowed dramatically, as evidenced by declines in single-family housing starts and announcements from home builders of significant decreases in their orders. Recently, increased delinquencies on sub-prime mortgages, increased foreclosure rates and tightening consumer credit markets have further hampered the housing market. The Company expects the overall weakness in the U.S housing market to continue throughout 2008 and potentially into 2009. These factors increase the variability of demand for building products in the short-term.
Due to the high price of oil and natural gas, strong overall consumption of raw materials and speculation in the commodities markets, the Company, along with the entire building products industry, has experienced significant inflation in key raw material commodity costs — particularly for vinyl resin, aluminum and steel, as well as in other raw materials such as microingredients used in the Company’s vinyl products. Over the past several years the Company implemented several price increases on certain of its products in response to the increase in commodity costs, and announced additional price increases in the first quarter of 2008 in response to rising vinyl resin and microingredient prices and the second quarter of 2008 in response to rising aluminum prices. The Company continually monitors market conditions for additional price increases as warranted. The Company’s ability to maintain gross margin levels on its products during periods of rising raw material costs depends on the Company’s ability to obtain selling price increases. Furthermore, the results of operations for individual quarters can and have been negatively impacted by a delay between the timing of raw material cost increases and price increases on the Company’s products. There can be no assurance that the Company will be able to maintain the selling price increases already implemented or achieve any future price increases.
The Company operates with significant operating and financial leverage. Significant portions of the Company’s manufacturing, selling, general and administrative expenses are fixed costs that neither increase nor decrease proportionately with sales. In addition, a significant portion of the Company’s interest expense is fixed. There can be no assurance that the Company will be able to reduce its fixed costs in response to a decline in its net sales. As a result, a decline in the Company’s net sales could result in a higher percentage decline in its income before income taxes. Also, the Company’s gross margins and gross margin percentages may not be comparable to other companies as some companies include all of the costs of their distribution network in cost of sales whereas the Company includes the operating costs of its supply centers in selling, general and administrative expenses.

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
Results of Operations
The following table sets forth for the periods indicated the results of the Company’s operations (in thousands):

	Quarter	Quarter	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007

Net sales	$314,812	$337,951	$515,690	$556,115

Cost of sales	235,820	246,885	392,085	417,333

Gross profit	78,992	91,066	123,605	138,782

Selling, general and administrative expense	52,862	53,244	102,990	102,344

Manufacturing restructuring costs	938	—	1,783	—

Income from operations	25,192	37,822	18,832	36,438

Interest expense, net	17,422	17,657	34,396	34,633
Foreign currency (gain) loss	12	(94)	90	(100)

Income (loss) before income taxes	7,758	20,259	(15,654)	1,905
Income taxes (benefit)	(6,468)	13,294	(15,106)	1,199

Net income (loss)	$14,226	$6,965	$(548)	$706

Other Data:
EBITDA (a)	$30,925	$43,382	$30,140	$47,430
Adjusted EBITDA (a)	34,663	44,581	34,926	49,447
The following table sets forth for the periods presented a summary of net sales by principal product offering (in thousands):

	Quarter	Quarter	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Vinyl windows	$103,935	$114,010	$173,623	$187,773
Vinyl siding products	70,315	82,160	114,449	135,048
Metal products	61,789	62,437	101,133	104,841
Third party manufactured products	58,187	58,035	91,120	91,639
Other products and services	20,586	21,309	35,365	36,814

	$314,812	$337,951	$515,690	$556,115

(a)	EBITDA is calculated as net income (loss) plus interest, taxes, depreciation and amortization. Adjusted EBITDA excludes certain items. The Company considers adjusted EBITDA to be an important indicator of its operational strength and performance of its business. The Company has included adjusted EBITDA because it is a key financial measure used by management to (i) assess the Company’s ability to service its debt and / or incur debt and meet the Company’s capital expenditure requirements; (ii) internally measure the Company’s operating performance; and (iii) determine the Company’s incentive compensation programs. In addition, the Company’s credit facility has certain covenants that use ratios utilizing this measure of adjusted EBITDA. EBITDA and adjusted EBITDA have not been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Adjusted EBITDA as presented by the Company may not be comparable to similarly titled measures reported by other companies. EBITDA and adjusted EBITDA are not measures determined in accordance with GAAP and should not be considered as alternatives to, or more meaningful than, net income (loss) (as determined in accordance with GAAP) as a measure of the Company’s operating results or cash flows from operations (as determined in accordance with GAAP) as a measure of the Company’s liquidity. The reconciliation of the Company’s net income (loss) to EBITDA and adjusted EBITDA is as follows (in thousands):

			Six Months	Six Months
	Quarter Ended	Quarter Ended	Ended	Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net income (loss)	$14,226	$6,965	$(548)	$706
Interest expense, net	17,422	17,657	34,396	34,633
Income taxes	(6,468)	13,294	(15,106)	1,199
Depreciation and amortization	5,745	5,466	11,398	10,892

EBITDA	30,925	43,382	30,140	47,430
Foreign currency (gain) loss	12	(94)	90	(100)
Separation costs (b)	—	—	—	699
Amortization of management fee (c)	125	125	250	250
Transaction costs (d)	—	1,168	—	1,168
Manufacturing restructuring costs (e)	1,797	—	2,642	—
Loss upon disposal of assets other than by sale (f)	1,804	—	1,804	—

Adjusted EBITDA	$34,663	$44,581	$34,926	$49,447

(b)	Represents separation costs, including payroll taxes, related to the resignation of Mr. Deighton, former Chief Operating Officer of the Company.

(c)	Represents amortization of a prepaid management fee of $6 million paid to Investcorp International Inc. in connection with the December 2004 recapitalization transaction. The Company is expensing the prepaid management fee based on the services provided over the life of the agreement, as defined in the Management Advisory Agreement with Investcorp International Inc. In accordance with the Management Advisory Agreement, the Company recorded $4 million as expense for the year ended December 31, 2005, with the remaining unamortized amount to be expensed equally over the remaining four-year term of the agreement.

(d)	Represents legal and accounting fees incurred in connection with an unsuccessful bid for an acquisition target.

(e)	During 2008, the Company committed to a plan to discontinue use of its warehouse facility adjacent to its Ennis, Texas vinyl manufacturing facility and began using a third party distribution center located in Ashtabula, Ohio. In addition, the Company committed to relocating certain vinyl siding production from Ennis, Texas to its vinyl manufacturing facilities in West Salem, Ohio and Burlington, Ontario. For the three and six months ended June 28, 2008, the amounts represent asset impairment costs, inventory markdown costs, and costs incurred to relocate manufacturing equipment. Inventory markdown costs of $.9 million are included in cost of sales in the statement of operations.

(f)	As part of the Company’s ongoing efforts to improve its internal controls, the Company enhanced its controls surrounding the physical verification of property, plant and equipment during the quarter ended June 28, 2008. The amounts recorded represent the loss upon disposal of assets other than by sale as a result of executing these enhanced controls.

Quarter Ended June 28, 2008 Compared to Quarter Ended June 30, 2007
Net sales decreased 6.8% to $314.8 million for the second quarter of 2008 compared to $338.0 million for the same period in 2007 primarily due to decreased unit volumes in the Company’s vinyl siding and vinyl window operations, partially offset by the benefit from the stronger Canadian dollar. During the second quarter of 2008 compared to the same period in 2007, vinyl window unit volumes decreased by 8%, while vinyl siding unit volumes decreased by 21%. The siding unit volume decrease is comprised of a decrease in U.S. vinyl siding unit volumes of 26% and a decrease in Canadian vinyl siding unit volumes of 3%. The Company believes that the U.S. vinyl siding market continues to be impacted by the weakness in the housing market and the economy as a whole, while the Canadian siding market was impacted during the quarter by continued unfavorable weather conditions. The Company believes vinyl window unit volumes have remained stronger than vinyl siding unit volumes as replacement windows are viewed by consumers as less discretionary due to the high cost of energy, and therefore have been less impacted by the current market conditions.
Gross profit in the second quarter of 2008 was $79.0 million, or 25.1% of net sales, compared to gross profit of $91.1 million, or 26.9% of net sales, for the same period in 2007. The decrease in gross profit as a percentage of net sales was primarily a result of reduced leverage of fixed manufacturing costs due to lower sales volumes, increased freight costs and inventory markdown costs associated with the Company’s restructuring efforts, partially offset by the impact of cost reduction initiatives started in the prior year and the benefit of the stronger Canadian dollar.
Selling, general and administrative expense was $52.9 million, or 16.8% of net sales, for the second quarter of 2008 versus $53.2 million, or 15.8% of net sales, for the same period in 2007. Selling, general and administrative expense for the quarter ended June 28, 2008 includes a loss upon the disposal of assets other than by sale of $1.8 million, while selling, general and administrative expense for the quarter ended June 30, 2007 includes $1.2 million of transaction costs relating to an unsuccessful bid for an acquisition target. Excluding these items, selling, general and administrative expense for the second quarter of 2008 decreased $1.0 million compared to the same period in 2007. The decrease in selling, general and administrative expense was primarily due to reduced consulting expenses and decreases in EBITDA-based incentive compensation programs, partially offset by the translation impact on Canadian expenses and increased building and truck lease expenses in the Company’s supply center network.
In the first quarter of 2008, the Company committed to a plan to discontinue use of the warehouse facility adjacent to its Ennis, Texas vinyl siding manufacturing facility and began using a third party distribution center located in Ashtabula, Ohio to distribute its vinyl siding and certain other products to the majority of its domestic supply centers and to certain independent distributors. In addition, the Company committed to relocating certain vinyl siding production from Ennis, Texas to its vinyl manufacturing facilities in West Salem, Ohio and Burlington, Ontario. The Company incurred costs of $0.9 million during the second quarter of 2008 associated with these restructuring efforts, which was comprised of costs incurred to relocate manufacturing equipment and costs associated with the transition of distribution operations. Additionally, the Company recorded $0.9 million of inventory markdown costs associated with these restructuring efforts within cost of goods sold for the quarter ended June 28, 2008. The Company successfully completed the transition of manufacturing operations during the second quarter. The warehouse that is adjacent to the Ennis, Texas manufacturing facility is currently leased by the Company. The Company expects to record lease costs, net of anticipated sublease income, associated with the discontinued use of the warehouse adjacent to the Ennis, Texas vinyl manufacturing facility of approximately $4 million during the second half of fiscal 2008. Subsequent to the end of the second quarter, the Company decided to terminate its agreement with the third party provider currently operating the distribution center in Ashtabula, Ohio. The Company intends to sublease the existing facility and assume management of the operation by the end of the fiscal year.
Interest expense decreased $0.2 million for the second quarter of 2008 compared to the same period in 2007. The decrease in interest expense was primarily due to lower overall borrowings and lower interest rates under Associated Materials’ credit facility, partially offset by higher accretion on the Company’s senior discount notes.
The income tax provision for the second quarter of 2008 reflects an effective income tax rate of 83.4%, compared to an effective income tax rate of 65.6% for the same period in 2007. The increase in the effective income tax rate is primarily due to the significance of the tax liability on remitted and unremitted foreign earnings proportion to the Company’s income before income taxes.
The Company reported net income of $14.2 million for the quarter ended June 28, 2008 compared to $7.0 million for the same period in 2007.
EBITDA for the second quarter of 2008 was $30.9 million compared to EBITDA of $43.4 million for the same period in 2007. Adjusted EBITDA for the second quarter of 2008 was $34.7 million compared to adjusted EBITDA of $44.6 million for the same period in 2007. Adjusted EBITDA for the second quarter of 2008 excludes manufacturing restructuring costs of $1.8 million, loss on the disposal of assets other than by sale of $1.8 million and amortization related to prepaid management fees of $0.1 million. Adjusted EBITDA for the second quarter of 2007 excludes $1.2 million of transaction costs relating to an unsuccessful bid for an acquisition target, amortization related to prepaid management fees of $0.1 million and foreign currency gains of $0.1 million.

Six Months Ended June 28, 2008 Compared to Six Months Ended June 30, 2007
Net sales decreased 7.3% to $515.7 million for the six months ended June 28, 2008 compared to $556.1 million for the same period in 2007 due to decreased unit volumes across all product categories, principally in vinyl siding and vinyl windows, partially offset by the benefit from the stronger Canadian dollar. During the six months ended June 28, 2008 compared to the same period in 2007, vinyl window unit volumes decreased by 7%, while vinyl siding unit volumes decreased by 21%. The siding unit volume decrease is comprised of a decrease in U.S. vinyl siding unit volumes of 26% and a decrease in Canadian vinyl siding unit volumes of 7%.
Gross profit for the six months ended June 28, 2008 was $123.6 million, or 24.0% of net sales, compared to gross profit of $138.8 million, or 25.0% of net sales, for the same period in 2007. The decrease in gross profit as a percentage of net sales was primarily a result of reduced leverage of fixed manufacturing costs due to lower sales volumes, increased freight costs and inventory markdown costs associated with the Company’s restructuring efforts, partially offset by the impact of cost reduction initiatives started in the prior year and the benefit of the stronger Canadian dollar.
Selling, general and administrative expense increased to $103.0 million, or 20.0% of net sales, for the six months ended June 28, 2008 versus $102.3 million, or 18.4% of net sales, for the same period in 2007. Selling, general and administrative expense for the six months ended June 28, 2008 includes a loss upon the disposal of assets other than by sale of $1.8 million, while selling, general and administrative expense the six months ended June 30, 2007 includes $0.7 million of separation costs related to the resignation of the Company’s former Chief Operating Officer and $1.2 million of transaction costs relating to an unsuccessful bid for an acquisition target. Excluding these items, selling, general and administrative expense for the six months ended June 28, 2008 increased $0.7 million compared to the same period in 2007. The increase in selling, general and administrative expense was due primarily to the translation impact on Canadian expenses, increased building and truck lease expenses and product delivery costs in the Company’s supply center network, partially offset by reduced consulting expenses and decreases in EBITDA-based incentive compensation programs.
In the first quarter of 2008, the Company committed to a plan to discontinue use of the warehouse facility adjacent to its Ennis, Texas vinyl siding manufacturing facility and began using a third party distribution center located in Ashtabula, Ohio to distribute its vinyl siding and certain other products to the majority of its domestic supply centers and to certain independent distributors. In addition, the Company committed to relocating certain vinyl siding production from Ennis, Texas to its vinyl manufacturing facilities in West Salem, Ohio and Burlington, Ontario. During the six months ended June 28, 2008, the Company incurred costs of $1.8 million associated with these restructuring efforts, which was comprised of asset impairment costs, costs incurred to relocate manufacturing equipment and costs associated with the transition of distribution operations. Additionally, the Company recorded $0.9 million of inventory markdown costs associated with these restructuring efforts within cost of goods sold for the six months ended June 28, 2008. Subsequent to the end of the second quarter, the Company decided to terminate its agreement with the third party provider currently operating the distribution center in Ashtabula, Ohio. The company intends to sublease the existing facility and assume management of the operation by the end of the fiscal year.
Interest expense decreased $0.2 million for the six months ended June 28, 2008 compared to the same period in 2007. The decrease in interest expense was due to lower overall borrowings and lower interest rates under Associated Materials’ credit facility, partially offset by higher accretion on the Company’s senior discount notes.
The income tax provision for the six months ended June 28, 2008 reflects an effective income tax rate of 96.5%, compared to an effective income tax rate of 62.9% for the same period in 2007. The increase in the effective income tax rate is primarily due to the significance of the tax liability on remitted and unremitted foreign earnings proportion to the Company’s income before income taxes.
The Company reported a net loss of $0.5 million for the six months ended June 28, 2008 compared to net income of $0.7 million for the same period in 2007.

EBITDA for the six months ended June 28, 2008 was $30.1 million compared to EBITDA of $47.4 million for the same period in 2007. Adjusted EBITDA for the six months ended June 28, 2008 was $34.9 million compared to adjusted EBITDA of $49.4 million for the same period in 2007. Adjusted EBITDA for the six months ended June 28, 2008 excludes manufacturing restructuring costs of $2.6 million, loss on the disposal of assets other than by sale of $1.8 million, amortization related to prepaid management fees of $0.3 million, and foreign currency losses of $0.1 million. Adjusted EBITDA for the six months ended June 30, 2007 excludes separation costs of $0.7 million related to the resignation of the Company’s former Chief Operating Officer, $1.2 million of transaction costs relating to an unsuccessful bid for an acquisition target, $0.3 million of amortization related to prepaid management fees and foreign currency gains of $0.1 million.
Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements; however, this statement does not require any new fair value measurements. In February 2008, the FASB issued a staff position that delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities except for those recognized or disclosed at least annually. Except for the delay for nonfinancial assets and liabilities, SFAS No. 157 is effective for fiscal years beginning after December 15, 2007 and interim periods within such years. The adoption of the effective portions of this standard in 2008 did not have a material effect on the Company’s consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment to FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective for fiscal years beginning after November 15, 2007. The Company elected not to apply the provisions of SFAS No. 159 to its eligible financial instruments upon adoption in 2008.
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
Liquidity and Capital Resources
The following sets forth a summary of the Company’s cash flows for the six months ended June 28, 2008 and June 30, 2007 (in thousands):

	Six Months	Six Months
	Ended	Ended
	June 28,	June 30,
	2008	2007
Cash used in operating activities	$(28,827)	$(2,245)
Cash used in investing activities	(8,186)	(5,651)
Cash provided by financing activities	24,191	5,999
Cash Flows
At June 28, 2008, the Company had cash and cash equivalents of $8.2 million and available borrowing capacity of approximately $54.5 million under the revolving portion of its credit facility. Outstanding letters of credit as of June 28, 2008 totaled $7.2 million securing various insurance letters of credit.

Cash Flows from Operating Activities
Net cash used in operating activities was $28.8 million for the six months ended June 28, 2008 compared to net cash used in operating activities of $2.2 million for the same period in 2007. The factors typically impacting cash flows from operating activities during the first six months of the year include the Company’s operating results, the seasonal increase of inventory levels, and use of cash related to payments for accrued liabilities including payments of EBITDA-based incentive compensation and customer sales incentives. Accounts receivable was a use of cash of $31.5 million for the six months ended June 28, 2008 compared to $35.9 million for the same period in 2007 resulting in a net increase in cash flows of $4.4 million, which was primarily due to the decline in sales in the first six months of 2008 as compared to the same period in 2007. Inventories increased $20.7 million during the six months ended June 28, 2008 compared to an $11.5 million increase during the same period in 2007 resulting in a net decrease in cash flows of $9.1 million, which was primarily due to rising commodity costs. Accounts payable and accrued liabilities were a source of cash of $14.0 million for the six months ended June 28, 2008 compared to a source of cash of $19.2 million for the same period in 2007, resulting in a net decrease in cash flows of $5.2 million, which was primarily due to the timing of payments, reduced inventory purchase requirements during 2008 due to decreased sales volumes and lower sales related accruals. Cash flows used in operating activities for the six months ended June 28, 2008 includes income tax payments of $13.2 million, while net cash used in operating activities for the same period in 2007 reflects $8.9 million of income tax payments.
Cash Flows from Investing Activities
During the six months ended June 28, 2008, net cash used in investing activities included capital expenditures of $8.2 million. Capital expenditures in 2008 were primarily to expand capacity at the Company’s Burlington and West Salem manufacturing facilities and improve capabilities at its window facilities. During the six months ended June 30, 2007, net cash used in investing activities included capital expenditures of $4.9 million and cash paid to acquire a supply center of $0.8 million. Capital expenditures in 2007 were primarily to improve capabilities in the Company’s vinyl siding and metal manufacturing operations. The Company estimates total capital expenditures for 2008 to be in the range of $12 million to $15 million.
Cash Flows from Financing Activities
Net cash provided by financing activities for the six months ended June 28, 2008 includes borrowings on the revolving loan portion of the Company’s credit facility of $28.3 million, partially offset by dividend payments of $4.1 million. Net cash provided by financing activities for the six months ended June 30, 2007 includes borrowings on the revolving loan portion of the Company’s credit facility of $10.0 million, partially offset by dividend payments of $4.0 million. The dividends in 2008 and 2007 were paid to the Company’s direct and indirect parent companies to fund AMH II’s scheduled interest payment on its 13 5/8% notes.
Description of the Company’s Outstanding Indebtedness
Associated Materials entered into a second amended and restated credit facility dated December 22, 2004, which was subsequently amended in 2006. The credit facility includes a term loan facility of $175 million and a revolving facility of $90 million of available borrowings including a $20 million Canadian subfacility. The term loan facility is due in August 2010 and the revolving credit facility expires in April 2009. The term facility bears interest at London Interbank Offered Rates (“LIBOR”) plus 2.50% payable quarterly at the end of each calendar quarter and the revolving credit facility bears interest at LIBOR plus a margin of 2.50% to 3.25% based on the Associated Materials’ leverage ratio, as defined in the amended and restated credit facility. Under the term loan facility, Associated Materials is required to make minimum quarterly principal amortization payments of 1% per year, which was satisfied for the duration of the facility with the principal repayments made in 2005. Also, on an annual basis, beginning with 2005, Associated Materials is required to make principal payments on the term loan based on a percentage of excess cash flows as defined in the second amended and restated credit facility. Associated Materials will be required to make quarterly payments of the unamortized principal in the final year of the loan. The Company will record as a current liability those principal payments, if any, that are estimated to be due within twelve months under the excess cash flow provision of the credit facility when the likelihood of those payments becomes probable. As of June 28, 2008, no principal payments were required to be made within the next twelve months under the excess cash flow provision of the credit facility. At June 28, 2008, Associated Materials had $61.0 million of borrowings outstanding under the term loan facility and $28.3 million of borrowings outstanding on the revolving loan portion of its credit facility.
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

The credit facility and the indenture governing the 9 3/4% notes contain restrictive covenants that, among other things, limit Associated Materials’ ability to incur additional indebtedness, make loans or advances to subsidiaries and other entities, invest in capital expenditures, sell its assets or declare dividends. In addition, under the credit facility Associated Materials is required to achieve certain financial ratios relating to leverage, coverage of fixed charges and coverage of interest expense. If Associated Materials is not in compliance with these certain financial ratio covenant requirements, and the non-compliance is not cured or waived, Associated Materials would be in default and the credit facility lenders could cause repayment of the credit facility to be accelerated, in which case amounts outstanding under the credit facility would become immediately due and payable. In addition, the 9 3/4% notes would become due and payable upon an acceleration of Associated Materials’ credit facility. Associated Materials was in compliance with its covenants as of June 28, 2008.
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
In March 2004, AMH issued $446 million aggregate principal at maturity in 2014 of 11 1/4% senior discount notes. Interest accrues at a rate of 11 1/4% on the notes in the form of an increase in the accreted value of the notes prior to March 1, 2009. Thereafter, cash interest of 11 1/4% on the notes accrues and is payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2009. The notes mature on March 1, 2014. The notes are structurally subordinated to all existing and future debt and other liabilities of AMH’s existing and future subsidiaries, including Associated Materials and Holdings. The accreted value of the 11 1/4% notes as of June 28, 2008 was approximately $414.8 million.
In December 2004, the Company’s parent company, AMH II, issued $75 million of 13 5/8% senior notes due 2014. The notes accrue interest at 13 5/8% payable semi-annually on July 31 and January 31. Through January 31, 2010, AMH II must pay a minimum of 10% interest on each semi-annual payment date in cash, allowing the remaining 3 5/8% to accrue to the value of the note. On January 31, 2010, AMH II is required to redeem a principal amount of approximately $15 million of notes in order to prevent the notes from being treated as having “significant original issue discount” within the meaning of section 163(i)(2) of the Internal Revenue Code (“IRC”). The accreted value of the 13 5/8% notes as of June 28, 2008 was approximately $85.1 million.
Because AMH and AMH II are holding companies with no operations, they must receive distributions, payments or loans from subsidiaries to satisfy obligations under the 11 1/4% notes and the 13 5/8% notes. Associated Materials does not guarantee the 11 1/4% notes or the 13 5/8% notes and has no obligation to make any payments with respect thereto. Furthermore, the terms of the indenture governing the 9 3/4% notes and senior credit facility significantly restrict Associated Materials and its subsidiaries from paying dividends and otherwise transferring assets to AMH and the indenture governing AMH’s 11 1/4% notes further restricts AMH from making payments to AMH II. Delaware law may also restrict the Company’s ability to make certain distributions. The Company declared a dividend totaling $4.1 million during the first quarter of 2008 and declared an additional dividend totaling $4.2 million during the third quarter of 2008 to fund AMH II’s scheduled interest payments on its 13 5/8% notes. If the Company is unable to distribute sufficient funds to AMH II to allow it to make required payments on its indebtedness, AMH or AMH II may be required to refinance all or a part of their indebtedness, borrow additional funds or seek additional capital. AMH or AMH II may not be able to refinance their indebtedness or borrow funds on acceptable terms. If a default occurs under the 11 1/4% notes or the 13 5/8% notes or the , the holders of such notes could elect to declare such indebtedness due and payable and exercise their remedies under the indenture governing the respective notes, which could have a material adverse effect on the Company. Total AMH II debt, including that of its consolidated subsidiaries, was approximately $754.2 million as of June 28, 2008.
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

Effects of Inflation
The Company’s principal raw materials — vinyl resin, aluminum, and steel — have historically been subject to significant price changes. Raw material pricing on the Company’s key commodities have increased significantly over the past several years as a result of strong overall consumption and higher energy costs. Vinyl resin prices as published by the Chemical Data Index during the second quarter of 2008 were approximately 31% higher on average than during the same period in 2007 and 7% higher than the first quarter of 2008. Further, vinyl resin prices are forecasted to continue to rise during 2008. London Metal Exchange pricing for aluminum has also experienced significant price changes. Aluminum costs during the second quarter of 2008 were approximately 6% higher on average than during the same period in 2007 and 7% higher than the first quarter of 2008, with prices expected to remain volatile in 2008. The Company implemented several price increases over the past several years on certain of its products in response to the increase in commodity costs, and announced additional price increases in the first quarter of 2008 in response to rising vinyl resin prices and in the second quarter of 2008 in response to rising aluminum prices. The Company continues to monitor the cost of raw materials and market pricing conditions to assess the ability for additional price increases. There can be no assurance that the Company will be able to maintain the selling price increases already implemented, or achieve any future price increases. In addition, there may be a delay from quarter to quarter between the timing of raw material cost increases and price increases on the Company’s products. At June 28, 2008, the Company had no raw material hedge contracts in place.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Associated Materials has outstanding borrowings under the term loan portion of its credit facility and may borrow under the revolving credit facility from time to time for general corporate purposes, including working capital and capital expenditures. Interest under the credit facility is based on LIBOR. At June 28, 2008, Associated Materials had borrowings of $61.0 million under the term loan and $28.3 million under the revolver. The effect of a 1.0% increase or decrease in interest rates would increase or decrease total interest expense for the three and six months ended June 28, 2008 by approximately $0.2 million and $0.4 million, respectively.
AMH has $414.8 million of senior discount notes due 2014 that bear an interest rate of 11 1/4%. Associated Materials has $165.0 million of senior subordinated notes due 2012 that bear a fixed interest rate of 9 3/4%. The fair value of the Company’s 11 1/4% and 9 3/4% notes are sensitive to changes in interest rates. In addition, their fair value is affected by the Company’s overall credit rating, which could be impacted by changes in the Company’s future operating results.
Foreign Currency Exchange Risk
The Company’s revenues are primarily from domestic customers and are realized in U.S. dollars. However, the Company realizes revenues from sales made through Gentek’s Canadian distribution centers in Canadian dollars. The Company’s Canadian manufacturing facilities acquire raw materials and supplies from U.S. vendors, which results in foreign currency transactional gains and losses upon settlement of the obligations. Payment terms among Canadian manufacturing facilities and these vendors are short-term in nature. The Company may, from time to time, enter into foreign exchange forward contracts with maturities of less than three months to reduce its exposure to fluctuations in the Canadian dollar. At June 28, 2008, the Company was a party to foreign exchange forward contracts for Canadian dollars, the value of which was immaterial at June 28, 2008.
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
Changes in Internal Control over Financial Reporting
During the quarter ended June 28, 2008, the company enhanced its controls surrounding the physical verification of property, plant, and equipment by conducting a physical inventory of its property, plant, and equipment which will be performed on an annual basis.
There have been no changes to the Company’s internal control over financial reporting during the quarter ended June 28, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 6. Exhibits
a) Exhibits

Exhibit
Number	Description
10.1
Amended and Restated Employment Agreement, dated as of April 1, 2008, by and between Associated Materials, LLC and Thomas N. Chieffe (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 4, 2008).

10.2
Amended and Restated Employment Agreement, dated as of April 1, 2008, by and between Associated Materials, LLC and Robert M. Franco (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 4, 2008).

10.3
Employment Agreement, dated as of April 1, 2008, by and between Associated Materials, LLC and Warren J. Arthur (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 4, 2008).

10.4
Employment Agreement, dated as of April 1, 2008, by and between Associated Materials, LLC and Cynthia L. Sobe (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 4, 2008).

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

AMH HOLDINGS, LLC
(Registrant)
Date: August 12, 2008	By:	/s/ Thomas N. Chieffe
Thomas N. Chieffe
President and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2008	By:	/s/ Cynthia L. Sobe
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