Form 10-K
period 2010-01-02
AMH HOLDINGS, LLC
filed 2010-04-02
CIK 1289559

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2010.
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
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the Common Stock held by non-affiliates of the Registrant at January 2, 2010: None

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
Associated Materials was formed in 1983 and is a leading, vertically integrated manufacturer and distributor of exterior residential building products in the United States and Canada. The Company’s core products include vinyl windows, vinyl siding, aluminum trim coil, and aluminum and steel siding and accessories, which are produced at the Company’s 11 manufacturing facilities. In addition, the Company distributes these products, as well as third-party manufactured products, through its extensive dual distribution network, consisting of 122 company-operated supply centers and approximately 250 independent distributors located throughout the United States and Canada. The third-party manufactured products which the Company distributes complement the Company’s exterior building product offerings and include roofing materials, insulation, exterior doors, vinyl siding in a shake and scallop design, and installation equipment and tools. Vinyl windows, vinyl siding, metal products, and third-party manufactured products comprised approximately 37%, 20%, 16% and 20%, respectively, of the Company’s total net sales for the fiscal year ended January 2, 2010.
These products are generally marketed under Company brand names, such as Alside®, Revere® and Gentek®, and are ultimately sold on a wholesale basis to approximately 50,000 professional contractors engaged in home remodeling and new home construction. The Company estimates that during the fiscal year ended January 2, 2010, approximately 65% of the Company’s net sales were to contractors engaged in the home repair and remodeling market and approximately 35% of net sales were to the new construction market. The Company’s supply centers provide “one-stop” shopping to the Company’s contractor customers, carrying products, accessories and tools necessary to complete a vinyl window or siding project. In addition, the supply centers augment the customer experience by offering product literature, product samples and installation training. During the fiscal year ended January 2, 2010, approximately 72% of the Company’s total net sales were generated through the Company’s network of supply centers, with the remainder to independent distributors and dealers.
The Company believes that the strength of its products and distribution network has resulted in strong brand loyalty and long-standing relationships with contractor customers, which has enabled the Company to maintain its leadership position within the market. In addition, the Company’s focus is primarily in the repair and remodeling market, which the Company believes has been less cyclical than the new construction market.
Effective August 21, 2009, Associated Materials formed Gentek Canada Holdings Limited, a Canadian corporation wholly owned by Gentek Building Products, Inc. Associated Materials also formed Gentek Building Products Limited Partnership, a Canadian limited partnership wholly owned by Gentek Building Products Limited as the limited partner and Gentek Canada Holdings Limited as the general partner. The operations of Gentek Building Products Limited were sold to Gentek Building Products Limited Partnership in accordance with the asset purchase agreement dated September 5, 2009. In addition, the corporate name of Gentek Building Products Limited was legally changed to Associated Materials Canada Limited on September 6, 2009.
FINANCIAL INFORMATION ABOUT SEGMENTS
The Company is in the single business of manufacturing and distributing exterior residential building products. See Note 14 to the consolidated financial statements in Item 8. “Financial Statements and Supplementary Data.”

INDUSTRY OVERVIEW
Demand for exterior residential building products is driven by a number of factors, including consumer confidence, availability of credit, new housing starts and general economic cycles. Historically, the demand for repair and remodeling products has been less sensitive and thus less cyclical than demand for new home construction. Repair and remodeling projects often utilize a greater mix of premium products with higher margins than those used in new construction projects. The Company believes the long-term demand for repair and remodeling may continue to be driven by the following:
•	Favorable demographics. The segment of the population age 45 years and above, which the Company believes is the largest demographic market for professionally installed, low maintenance home improvements, is growing. By 2010, this age segment is expected to represent approximately 39.1% of the United States population, up from 31.3% from 1990, according to the U.S. Census Bureau.
•	Household formation and immigration growth. New household formation and immigration growth in the United States is expected to remain favorable over the long term. The Joint Center for Housing Studies of Harvard University (JCHS) forecasts annual household formation between 1.25 million and 1.48 million households from 2010 through 2020, basing its analysis on the latest U.S. Census Bureau population projection that annual net immigration is estimated to increase from 1.1 million in 2005 to 1.5 million by 2020. The Company believes that household formation is an important driver of both new housing starts and repair and remodel spending. On a historical basis, total housing starts have averaged 1.55 million since 1970 according to the U.S. Census Bureau. The foregoing household formation projections suggest that total housing starts are expected to return to levels similar to long-term historical averages, particularly when combined with housing starts that are generated by replacement of existing homes that have been destroyed.
•	Aging of the housing stock. The median estimated home age increased from 23 years in 1985 to 35 years in 2007, and more than 64% of the current housing stock was built prior to 1980 according to the American Housing Survey by the U.S. Census and the U.S. Department of Housing and Urban Development. The aging housing stock trend is expected to continue to drive demand for residential repair and remodeling projects.
•	Energy efficiency. There is favorable demand for energy efficient building products given measurable payback periods and strong environmentally focused trends. The National Association of Home Builder’s Consumer Preferences Survey found that the median consumer was willing to make an upfront investment of $5,000 to save $1,000 of annual utility costs, which implies a five-year payback period. The Company expects that the tax credit provided by the American Recovery and Reinvestment Act of 2009 compounded with increased demand for energy efficient—or “green”—building products should continue to benefit companies with products that meet the requirements for the tax credit and other energy efficiency standards.
•	Increase in average home size. The average home size increased over 33% from 1,785 square feet in 1985 to 2,373 square feet in 2009.
•	Favorable mortgage interest rates. Mortgage interest rates over the past few years have been at historically low levels.
As a result of these drivers, according to LIRA (Leading Indicator of Remodeling Activity), total annual expenditures were approximately $109.7 billion in 2009 for residential improvements, compared to $76 billion in 1993.
In the short term, however, the building products industry is expected to continue to be negatively impacted by the weak housing market. Since 2006, sales of existing single-family homes have decreased from previously experienced levels, the inventory of homes available for sale has increased in many areas, home values have declined significantly, according to the National Association of Realtors. In addition, the pace of new home construction has slowed dramatically, as evidenced by declines in 2006 through 2009, in single-family housing starts and announcements from home builders of significant decreases in their orders. Increased delinquencies on sub-prime and other mortgages, increased foreclosure rates and tightening consumer credit markets over the same time period have further hampered the housing market. These factors have reduced demand for building products over the past four years.

However, in 2009, leading home price indices, such as S&P Case-Schiller and housing start data from the U.S. Census Bureau, suggest that home prices and the housing market are stabilizing. For example, the S&P Case-Schiller home price index posted positive gains in June 2009 and July 2009 for the first time since May 2006. The following information highlights trends in single family housing starts and existing home sales.
•	Single family housing starts. According to the U.S. Census Bureau, single family housing starts decreased to a seasonally adjusted annual rate of approximately 350,000 in January 2009, the lowest level in 50 years, and have since increased to approximately 475,000 in December 2009. An average of leading housing start forecasts (National Association of Realtors, National Association of Home Builders, FannieMae and the Mortgage Bankers Association) suggests single-family housing starts will grow from 447,000 in 2009 to 867,000 in 2011, a 39.2% compound annual growth rate.
•	Existing home sales. According to the National Association of Realtors, monthly total existing home sales reached a bottom of approximately 4.1 million in November 2008. Since then, monthly existing home sales have increased to approximately 5.7 million in November 2009, or a 39% increase.
The Company believes its products should benefit from stabilization in the housing market and anticipated positive long-term trends for building products. In addition, the Company believes vinyl siding and vinyl windows, which represent approximately 57% of the Company’s total net sales, possess preferred product attributes compared to other types of exterior cladding and windows. Vinyl comprises the largest share (approximately 60%) of the residential windows shipped according to Ducker International as well as approximately 40% of the siding market according to Freedonia. Vinyl has greater durability, requires less maintenance and provides greater energy efficiency than many competing siding and window products. Vinyl windows have increasingly gained acceptance in the new construction market as a result of builders and home buyers recognizing vinyl’s favorable attributes, lifetime cost advantages, the enactment of legal and building code requirements that mandate more energy efficient windows and the increased development and promotion of vinyl window products by national window manufacturers. In addition, vinyl siding has increasingly gained acceptance in the new construction market as builders and home buyers have recognized vinyl’s low maintenance, durability and price advantages.
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
Products. The Company’s principal product offerings are vinyl windows, vinyl siding, aluminum trim coil, and aluminum and steel siding and accessories. For the fiscal year ended January 2, 2010, vinyl windows and vinyl siding together comprised approximately 57% of the Company’s net sales, while aluminum and steel products comprised approximately 16%.
The Company manufactures and distributes vinyl windows in the premium, standard and economy categories, primarily under the Alside®, Revere®, and Gentek® brand names. Vinyl window quality and price vary across categories and are generally based on a number of differentiating factors including method of construction and materials used. Premium and standard windows are primarily geared toward the repair and remodeling segment, while economy products are typically used in new construction applications. The Company’s vinyl windows are available in a broad range of models, including fixed, double and single hung, horizontal sliding, casement and decorative bay and bow, as well as patio doors. All of the Company’s windows for the repair and remodeling market are made to order and are custom-fitted to existing window openings. Additional features include frames that do not require painting, tilt-in sashes for easy cleaning, and high-energy efficiency glass packages. Most models offer multiple finish and glazing options, and substantially all are accompanied by a limited lifetime warranty. Key offerings include Excalibur®, a fusion-welded window featuring a slim design, which was awarded the Consumer Digest® Best Buy for vinyl replacement windows in 2007, 2008 and 2009; Performance Series™, a new construction product with superior strength and stability; and UltraMaxx®, an extra-thick premium window available in light oak, dark oak, and cherry wood grain interior finishes.

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

The Company continues to market its products under the Alside®, Revere®, and Gentek® brands by continuing to offer product, sales and marketing support. A summary of the Company’s window and siding product offerings is presented in the table below according to the Company’s product line classification:

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
To complete its line of exterior residential building products, the Company also distributes building products manufactured by other companies. The third-party manufactured products which the Company distributes complement its exterior building product offerings and include roofing materials, insulation, exterior doors, vinyl siding in a shake and scallop design, and installation equipment and tools. Vinyl windows, vinyl siding, metal products and third-party manufactured products comprised approximately 37%, 20%, 16% and 20%, respectively, of the Company’s total net sales for the fiscal year ended January 2, 2010.

Marketing and Distribution. The Company markets exterior residential building products to approximately 50,000 professional construction contractors engaged in home remodeling and new home construction primarily through a North American distribution network of 122 company-operated supply centers and through an independent distribution network. Traditionally, most windows and siding are sold to the home remodeling marketplace through independent distributors. Management believes that the Company is one of only two major vinyl window and siding manufacturers that markets its products primarily through company-operated distribution centers. During the fiscal year ended January 2, 2010, approximately 72% of the Company’s total net sales were generated through its supply centers.
The Company believes that distributing its vinyl siding and window products through its network of 122 supply centers enables the Company to: (a) building long-standing customer relationships; (b) monitor developments in local customer preferences; (c) ensure product availability through integrated logistics between the Company’s manufacturing and distribution facilities; (d) offer “one-stop” shopping to our customers; and (e) target our marketing efforts. The Company’s customers look to their local supply center to provide a broad range of specialty product offerings in order to maximize their ability to attract remodeling and homebuilding customers. Many have established long-standing relationships with their local supply center based on individualized service and credit terms, quality products, timely delivery, breadth of product offerings, strong sales and promotional programs and competitive prices. The Company supports its contractor customer base with marketing and promotional programs that include product sample cases, sales literature, product videos and other sales and promotional materials. Professional contractors use these materials to sell remodeling construction services to prospective customers. The customer generally relies on the professional contractor to specify the brand of siding or window to be purchased, subject to the customer’s price, color and quality requirements. The Company’s daily contact with its contractor customers also enables it to closely monitor activity in each of the remodeling and new construction markets in which the Company competes. This direct presence in the marketplace permits the Company to obtain current local market information, providing it with the ability to recognize trends in the marketplace earlier and adapt its product offerings on a location-by-location basis.
The Company believes that its strategic approach to provide a comprehensive product offering is a key competitive advantage relative to competitors who focus on a limited number of products. The Company also believes that its supply centers provide “one-stop shopping” to meet the specialized needs of its contractor customers by distributing more than 2,000 building and remodeling products, including a broad range of company-manufactured vinyl windows, vinyl siding, aluminum trim coil, aluminum and steel siding and accessories, and vinyl fencing and railing, as well as products manufactured by third parties. The Company believes that its supply centers have strong appeal to contractor customers and that the ability to provide a broad range of products is a key competitive advantage because it allows its contractor customers, who often install more than one product type, to acquire multiple products from a single source. In addition, the Company has historically achieved economies of scale in sales and marketing by deploying integrated, multiple product programs on a national, regional and local level. Through many of its supply centers, the Company also provides full-service product installation of its vinyl siding and vinyl window products, principally to new homebuilders who value the importance of installation services.
The Company also sells the products it manufactures directly to dealers and distributors in the United States, many of which operate in multiple locations. Independent distributors comprise the industry’s primary market channel for the types of products that the Company manufactures and, as such, remain a key focus of the Company’s marketing activities. The Company provides these customers with distinct brands and differentiated product, sales and marketing support. The Company’s distribution partners are carefully selected based on their ability to drive sales of the Company’s products, deliver high customer service levels and meet other performance factors. The Company believes that its strength in independent distribution provides it with a high level of operational flexibility because it allows it to penetrate key markets and expand the Company’s geographic reach without deploying the necessary capital to establish a company-operated supply center. This reach also allows the Company to service larger customers with a broader geographic scope which drives additional volume. For the fiscal year ended January 2, 2010, sales to independent distributors and dealers accounted for approximately 28% of the Company’s net sales. Despite their aggregate lower percentage of total sales, the Company’s largest individual customers are among its direct dealers and independent distributors. In 2009 and 2008, sales to Window World, Inc. and its licensees represented approximately 13% and 11% of total net sales, respectively. No individual customer accounted for 10% or more of the Company’s total net sales during 2007.

Manufacturing. The Company produces its core products at its 11 manufacturing facilities. The Company fabricates vinyl windows at its facilities in Cuyahoga Falls, Ohio; Bothell, Washington; Cedar Rapids, Iowa; Kinston, North Carolina; Yuma, Arizona and London, Ontario. The Company operates vinyl extrusion facilities in West Salem, Ohio, Ennis, Texas and Burlington, Ontario. The Company also has two metal manufacturing facilities located in Woodbridge, New Jersey and Pointe Claire, Quebec.
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
Raw Materials. The principal raw materials used by the Company are vinyl resin, aluminum, steel, resin stabilizers and pigments, glass, window hardware, and packaging materials, all of which are available from a number of suppliers and have historically been subject to price changes. Raw material pricing on the Company’s key commodities has increased significantly over the past three years. The Company has a contract with its resin supplier through December 2011 to supply substantially all of its vinyl resin requirements. The Company believes that other suppliers could also meet its requirements for vinyl resin beyond 2011 on commercially acceptable terms. In response, the Company announced price increases over the past several years on certain of its product offerings to offset the inflation of raw materials, and continually monitors market conditions for price changes as warranted.
Competition. The Company competes with numerous small and large manufacturers of exterior residential building products, some of which are larger in size and have greater financial resources than the Company. The Company also competes with numerous large and small distributors of building products in its capacity as a distributor of these products. The Company believes that only one company within the exterior residential building products industry competes with it throughout the United States and Canada on both the manufacturing and distribution levels.
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
BACKLOG
The Company does not have material long-term contracts. The Company’s backlog is subject to fluctuation due to various factors, including the size and timing of orders and seasonality for the Company’s products and is not necessarily indicative of the level of future sales. The Company did not have a significant manufacturing backlog at January 2, 2010.

TRADEMARKS, PATENTS AND OTHER INTANGIBLE ASSETS
The Company relies on patent, trademark and other intellectual property law and protective measures to protect its proprietary rights. The Company has registered and common law rights in trade names and trademarks covering the principal brand names and product lines under which its products are marketed. The Company has obtained patents on certain claims associated with its siding, fencing and railing products, which the Company believes distinguishes its products from those of its competitors. Although the Company employs a variety of intellectual property in its business, the Company believes that none of that intellectual property is individually critical to its current operations.
GOVERNMENT REGULATION AND ENVIRONMENTAL MATTERS
The Company’s operations are subject to various U.S. and Canadian environmental statutes and regulations, including those relating to materials used in its products and operations; discharge of pollutants into the air, water and soil; treatment, transport, storage and disposal of solid and hazardous wastes; and remediation of soil and groundwater contamination. Such laws and regulations may also impact the cost and availability of materials used in manufacturing the Company’s products. The Company’s facilities are subject to inspections by governmental regulators, which occur from time to time. While the Company’s management does not currently expect the costs of compliance with environmental requirements to increase materially, future expenditures may increase as compliance standards and technology change.
For information regarding pending proceedings relating to environmental matters, see Item 3. “Legal Proceedings.”
EMPLOYEES
The Company’s employment needs vary seasonally with sales and production levels. As of January 2, 2010, the Company had approximately 2,400 full-time employees, including approximately 1,200 hourly workers. Additionally, the Company had approximately 270 employees in the United States and approximately 260 employees in Canada located at unionized facilities covered by collective bargaining agreements. The Company considers its labor relations to be good.
The Company utilizes leased employees to supplement its own workforce at its manufacturing facilities. The aggregate number of leased employees in the manufacturing facilities on a full-time equivalency basis is approximately 1,200 workers.
FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
All of the Company’s business operations are located in the United States and Canada. Revenue from customers outside the United States was approximately $228 million, $249 million, and $241 million in 2009, 2008, and 2007, respectively, and was primarily derived from customers in Canada. The Company’s remaining revenue totaling $818 million, $885 million, and $963 million in 2009, 2008, and 2007, respectively, was derived from U.S. customers. At January 2, 2010, long-lived assets totaled approximately $35.8 million in Canada and $420.8 million in the U.S. At January 3, 2009, long-lived assets totaled approximately $34 million in Canada and $424 million in the U.S. The Company is exposed to risks inherent in any foreign operation, including foreign exchange rate fluctuations. For further information on foreign currency exchange risk, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Exchange Rate Risk.”
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
While leading home price indices, such as S&P Case Schiller, and housing start data from the U.S. Census Bureau, suggest that home prices and the housing market are stabilizing, the Company cannot assure that the housing market will not decline further. Worsening of this downturn or general economic conditions would have a more severe adverse effect on the Company’s business, liquidity and results of operations.
The housing market has benefited from a number of government programs, including:
•	tax credits for home buyers provided by the federal government and certain state governments, including California; and
•	support of the mortgage market, including through purchases of mortgage-backed securities by The Federal Reserve Bank and the underwriting of a substantial amount of new mortgages by the Federal Housing Administration and other governmental agencies.
There can be no assurance that government responses to the disruptions in the financial markets will restore consumer confidence, stabilize the markets or increase liquidity and the availability of credit, or whether any such results will be sustainable. Further, these programs are expected to wind down over time; for example the California tax credit ended recently and the federal tax credit is scheduled to expire shortly. The Company cannot ensure that the housing markets will not decline further as these programs are phased out.
The Company’s substantial level of indebtedness could adversely affect the Company’s financial condition.
The Company has a substantial amount of indebtedness, which will require significant interest payments. As of January 2, 2010, the Company had approximately $638.6 million of indebtedness and interest expense for the year ended January 2, 2010 was approximately $72.6 million. In addition, for the same period, the Company funded $4.3 million in interest expense of its parent company, AMH Holdings II, Inc. (“AMH II”), and Associated Materials funded $5.9 million used by AMH II to repurchase $15.0 million par value of the 11.25% notes directly from AMH debtholders in exchange for additional equity interest of the Company.

The Company’s substantial level of indebtedness could have important consequences, including the following:
•	the Company must use a substantial portion of its cash flow from operations to pay interest and principal on its asset-based credit facilities (the “ABL Facility”), its 9.875% Senior Secured Second Lien Notes due 2016 (the “9.875% notes”) and other indebtedness, which reduces funds available to the Company for other purposes such as working capital, capital expenditures, other general corporate purposes, potential acquisitions and for payment of dividends to AMH II;
•	the Company’s ability to refinance such indebtedness or to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired;
•	the Company is exposed to fluctuations in interest rates, because Associated Materials’ ABL Facility has a variable rate of interest;
•	the Company’s leverage may be greater than that of some of its competitors, which may put it at a competitive disadvantage and reduce the Company’s flexibility in responding to current and changing industry and financial market conditions;
•	the Company may be more vulnerable to economic downturns and adverse developments in its business; and
•	the Company may be unable to comply with financial and other restrictive covenants in the documents governing the ABL Facility, the 9.875% notes, the $431 million aggregate principal at maturity in 2014 of 11 1/4% Senior Discount Notes (“11.25% notes”) and other debt obligations, as applicable, some of which require the Company to maintain specified financial ratios, and limit the Company’s ability to incur additional debt and sell assets, which could result in an event of default that, if not cured or waived, would have an adverse effect on the Company’s business and prospects and could result in bankruptcy.
Associated Materials’ ability to access funding under its ABL Facility depends upon, among other things, the absence of a default under the facility, including any default arising from a failure to comply with the related covenants. If Associated Materials was unable to comply with its covenants under the ABL Facility, its liquidity may be adversely affected.
To date, the Company’s cash flows from operations have been sufficient to pay its expenses and to pay the principal and interest on its debt. The Company’s continued ability to meet expenses, to remain in compliance with its covenants under the ABL Facility and to make future principal and interest payments in respect of its debt depends on, among other things, the Company’s operating performance, competitive developments and financial market conditions, all of which are being significantly affected by financial, business, economic and other factors. The Company is not able to control many of these factors. Given current industry conditions and economic conditions, the Company’s cash flow may not be sufficient to allow it to pay principal and interest on the Company’s debt, including the 9.875% notes and 11.25% notes, and meet its other obligations.

AMH II’s substantial level of indebtedness could adversely affect the Company.
AMH II also has significant indebtedness. At January 2, 2010, AMH II had liabilities of approximately $36.8 million (which includes all future interest accruals on AMH II’s 20% Senior Notes due 2015 (the “20% notes”) through their maturity date, as required by FASB ASC 470-60, Troubled Debt Restructuring by Debtors (“ASC 470-60”) but does not include a $27.2 million intercompany loan from Associated Materials, which includes $0.4 million of accrued interest). Total AMH II debt outstanding, including that of its consolidated subsidiaries other than Associated Materials and its subsidiaries, but excluding its intercompany loan from the Company, was approximately $467.8 million as of January 2, 2010. Although the Company does not guarantee the indebtedness of AMH II and has no legal obligation to make payments on such indebtedness, AMH II has no operations of its own and must generally receive distributions, payments and loans from its subsidiaries to satisfy its obligations under the 20% notes. As discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Description of the Company’s Outstanding Indebtedness,” the Company’s debt service obligations increased beginning in 2009 due to the 11.25% notes, which were issued at a discount, having accreted in value to their full principal amount, and, beginning with the semi-annual interest payment that was due on September 1, 2009, requiring interest payments to be made in cash. The ABL Facility and the indenture governing the 9.875% notes, subject to certain limitations, permit Associated Materials to make distributions, payments or loans to enable the Company to meet these debt service obligations. To the extent the Company makes distributions, payments or loans to AMH II, its own liquidity will be diminished. The occurrence of a default under the ABL Facility or the 9.875% notes would prevent the Company from making further distributions, other payments or loans to its direct parent companies. In addition, the terms of the ABL Facility and the indenture governing the 9.875% notes significantly restrict the Company and its subsidiaries from otherwise paying dividends and transferring assets to AMH II. Delaware law may also restrict the Company’s ability to make distributions. Associated Materials may not be able to generate sufficient earnings and have sufficient distribution capability under its ABL Facility, the 9.875% notes, the 11.25% notes or otherwise in order to allow the Company to meet its increased debt service obligations. In addition, the indenture governing the 11.25% notes further restricts the Company from making cash distributions to AMH II. If the Company is unable to distribute sufficient funds to AMH II to allow it to make required payments on its debts and AMH II is unable to refinance all or part of its indebtedness, borrow additional funds, or raise additional capital, AMH II may default on its debt obligations. Any default on indebtedness by AMH II would have an adverse effect on the Company and could also result in a default or change of control under the ABL Facility or the indentures governing the 9.875% notes or 11.25% notes. See “—If AMH II defaults on its debt obligations, it could result in a change in control.”
The Company will need to refinance indebtedness under the 11.25% notes.
The 11.25% notes mature on March 1, 2014. Associated Materials will be required to redeem all of the 9.875% notes no later than December 1, 2013, if as of October 15, 2013, any of the 11.25% notes remain outstanding, unless discharged or defeased, or if any indebtedness incurred by the Company to refinance the 11.25% notes matures prior to the maturity date of the 9.875% notes. The Company may not be able to refinance the 11.25% notes on terms that are as favorable as those from which the Company previously benefited, on terms that are acceptable, or at all. The ability to refinance the Company’s indebtedness will depend on the Company’s financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond the Company’s control.
Current global financial conditions could adversely affect the availability of new financing and result in higher interest rates. The inability to access liquidity, particularly on favorable terms, could adversely affect the Company’s financial condition.
Current global financial conditions have contributed to increased volatility in the financing markets. Several financial institutions have either gone into bankruptcy or have had to be capitalized by governmental authorities. Access to financing has been negatively impacted by, among other things, both the rapid decline in value of sub-prime mortgages and the liquidity crisis affecting the asset-backed commercial paper market. These factors could adversely affect the Company’s ability to obtain financing in the future on favorable terms.
The disruptions in the capital and credit markets have also resulted in higher interest rates on issued debt securities and increased costs under credit facilities. Longer term volatility and continued disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation of financial institutions, or reduced alternatives or failures of significant financial institutions could adversely affect the Company’s access to the liquidity needed for its businesses.
Continued market disruptions could cause broader economic downturns, which may lead to lower demand for the Company’s products and services, as well as increased incidence of customers’ inability to pay for the products and services it provides. Such disruptions could require the Company to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for the Company’s business needs can be arranged. Events such as these would adversely impact the Company’s results of operations, cash flows and financial condition.

Market disruptions could adversely affect the creditworthiness of lenders under the ABL Facility. One of the joint lead arrangers under the ABL Facility is a subsidiary of CIT Group, Inc. (“CIT”), which has recently incurred significant rating downgrades due to liquidity concerns. Subsidiaries of CIT are lenders under both the U.S. and Canadian facilities under the ABL Facility. On November 1, 2009, CIT initiated a voluntary prepackaged bankruptcy filing under Chapter 11 of the U.S. Bankruptcy Code, in order to restructure its debt commitments. On December 8, 2009, CIT’s prepackaged bankruptcy plan was approved, and CIT emerged from bankruptcy on December 10, 2009 with substantially reduced debt commitments. Although the bankruptcy filing did not include any of CIT’s operating subsidiaries (which include the entities that are lenders under the ABL Facility), it is not certain that CIT’s restructuring efforts will ultimately be successful, or that CIT’s operating subsidiaries will not file for bankruptcy protection in the future. CIT’s and its subsidiaries’ aggregate commitments represent 21.1% of the total commitments under the ABL Facility. Any reduced availability under the ABL Facility as a result of a future bankruptcy filing by CIT’s operating subsidiaries or other event could require the Company to seek other forms of liquidity through financing in the future and the availability of such financing may depend on market conditions prevailing at that time.
If AMH II defaults on its debt obligations, it could result in a change of control.
The Company’s parent company, AMH II, is a holding company whose assets consist primarily of its membership interest in the Company. As of January 2, 2010, AMH II had liabilities of approximately $36.8 million (which includes all future interest accruals on AMH II’s 20% notes through its maturity date, as required by ASC 470-60, but does not include a $27.2 million intercompany loan from Associated Materials, which includes $0.4 million of accrued interest). If AMH II defaults on obligations under its indebtedness, its creditors may be able to seize AMH II’s equity interest in AMH. Should the creditors elect to foreclose on such equity interests, it would result in a change of control of AMH. A change of control of AMH could cause a change of control under the indentures governing the 9.875% notes and the 11.25% notes and an event of default under the ABL Facility. Likewise, if AMH defaults on its payment or other obligations under its indebtedness, its creditors may be able to seize the equity interests of Holdings. Should the creditors elect to foreclose on such equity interests, it would result in a change of control of Holdings. A change of control of Holdings could cause a change of control under the indenture governing the 9.875% notes and an event of default under the ABL Facility.
Upon a change of control, subject to certain conditions, each holder of the 9.875% notes may require Associated Materials to repurchase all or a portion of the outstanding 9.875% notes at 101% of the principal amount thereof, together with any accrued and unpaid interest to the date of repurchase, each holder of the 11.25% notes may require AMH to repurchase all or a portion of the outstanding 11.25% notes at 101% of the accreted value thereof, together with any accrued and unpaid interest to the date of repurchase, and each holder of the 20% notes may require AMH II to repurchase all or a portion of the outstanding 20% notes at 101% of the principal amount thereof, together with any accrued and unpaid interest to the date of repurchase. In addition, the creditors under the ABL Facility may declare all outstanding indebtedness thereunder as due and payable. In the event of a default by the Company or AMH II resulting in a creditor’s foreclosing on the equity of Holdings or the Company, the Company may be unable to make required repurchases of tendered notes or repay all outstanding indebtedness under the ABL Facility.
AMH II’s cash flows and ability to service its respective debt obligations are primarily dependent upon Associated Materials’ earnings, cash flow and liquidity. Associated Materials’ ability to distribute cash depends on the applicable laws and the contractual restrictions contained in the ABL Facility and the 9.875% notes. Additionally, the indenture governing the 11.25% notes further restricts the Company from making cash distributions. The Company cannot be certain that it will be able to make payments to AMH II in amounts that will be adequate to allow AMH II to satisfy its indebtedness.
The Company and AMH II may be able to incur more indebtedness, in which case, the risks associated with their substantial leverage, including their ability to service their indebtedness, would increase.
The 9.875% notes were issued by Associated Materials and Associated Materials Finance, Inc. (formerly Alside, Inc.), a wholly owned subsidiary of Associated Materials (collectively, the “Issuers”). The indentures relating to the 9.875% notes and the 11.25% notes, the ABL Facility and the indenture relating to the 20% notes, permit, subject to specified conditions and limitations, the incurrence of a significant amount of additional indebtedness. As of January 2, 2010, Associated Materials was able to incur an additional $139.8 million of indebtedness under its ABL Facility. If the Company or AMH II incurs additional debt, the risks associated with their substantial leverage, including their ability to service their debt, would increase.

The indentures for the 9.875% notes and the 11.25% notes and the ABL Facility, as well as the terms of the debt of AMH II impose significant operating and financial restrictions on the Company.
The indentures for the 9.875% notes and the 11.25% notes and the ABL Facility impose, and the terms of any future debt may impose, significant operating and financial restrictions on the Company. These restrictions, among other things, limit the Company’s ability and that of its subsidiaries to:
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
The Company is also a restricted subsidiary under the indenture for the 20% notes, and is therefore subject to the covenants and events of default contained therein. Covenants and events of default with respect to the 20% notes are generally similar to those provided for in the 9.875% and 11.25% notes indentures.
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
AMH is the sole obligor under the 11.25% notes. Its subsidiaries, including Associated Materials, do not guarantee AMH’s obligations under the 11.25% notes and do not have any obligation with respect to the 11.25% notes. The 11.25% notes are structurally subordinated to the debt and liabilities of AMH’s subsidiaries, including Associated Materials, and are effectively subordinated to any of the Company’s existing and future secured debt to the extent of the value of the assets secured by such debt. The ability to repay the 11.25% notes depends on the performance of its subsidiaries. AMH may not have access to the cash flow and other assets of its subsidiaries that may be needed to make payments on the 11.25% notes.
AMH’s operations are conducted through its subsidiaries and its ability to make payment on the 11.25% notes is dependent on the earnings and the distribution of funds from its subsidiaries. AMH’s subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay amounts due under the 11.25% notes or to make any funds available to pay those amounts, whether by dividend, distribution, loan or other payments.

The 11.25% notes are structurally subordinated to all debt and liabilities, including trade payables, of AMH’s subsidiaries, including Associated Materials, and are effectively subordinated to any of the Company’s existing and future secured debt to the extent of the value of the assets secured by such debt. Since March 1, 2009, cash interest on the 11.25% notes has accrued at the rate of 11.25% per annum, and is payable semi-annually. AMH’s subsidiaries are permitted under the terms of the credit facility and other indebtedness (including under the indenture governing the 9.875% notes) to incur additional indebtedness that may severely restrict or prohibit the making of distributions, the payment of dividends or the making of loans by such subsidiaries to AMH. In addition, the terms of the indenture governing the 9.875% notes and the ABL Facility, or any future indebtedness, may not permit AMH’s subsidiaries to provide AMH with sufficient dividends, distributions or loans to fund scheduled interest and principal payments on the 11.25% notes when due.
AMH’s subsidiaries may not be able to maintain a level of cash flow from operating activities sufficient to permit them and AMH to pay the principal, premium, if any, and interest on their and AMH’s indebtedness, including the 11.25% notes. AMH’s subsidiaries may not have sufficient funds or assets to permit payments to AMH in amounts sufficient to permit AMH to pay all or any portion of its indebtedness and other obligations, including its obligations on the 11.25% notes.
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

The Company’s business is seasonal and can be affected by inclement weather conditions which could affect the timing of the demand for the Company’s products and cause reduced profit margins when such conditions exist.
Markets for the Company’s products are seasonal and can be affected by inclement weather conditions. Historically, the Company’s business has experienced increased sales in the second and third quarters of the year due to increased remodeling and construction activity during those periods.
Because much of the Company’s overhead and expense are fixed throughout the year, the Company’s operating profits tend to be lower in the first and fourth quarters. Inclement weather conditions can affect the timing of when the Company’s products are applied or installed, causing reduced profit margins when such conditions exist.
The Company’s industry is highly competitive.
The markets for the Company’s products and services are highly competitive. The Company seeks to distinguish itself from other suppliers of residential building products and to sustain its profitability through a business strategy focused on increasing sales at existing supply centers, selectively expanding its supply center network, increasing sales through independent specialty distributor customers, developing innovative new products, expanding sales of third-party manufactured products through its supply center network, and driving operational excellence by reducing costs and increasing customer service levels. The Company believes that competition in the industry is based on price, product and service quality, customer service and product features. Sustained increases in competitive pressures could have an adverse effect on results of operations and negatively impact sales and margins.
The Company has significant goodwill and other intangible assets, which if impaired, could require the Company to incur significant charges.
As of January 2, 2010, the Company has approximately $231.3 million of goodwill and $96.1 million of other intangible assets. The value of these assets is dependent, among other things, upon the Company’s future expected operating results. The Company is required to test for impairment of these assets annually or when factors indicating impairment are present, which could result in a write down of all or a significant portion of these assets. Any future write down of goodwill and other intangible assets could have an adverse effect on the Company’s financial condition, and on the results of operations for the period in which the impairment charge is incurred.
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
During the fourth quarter of 2009, the Company recorded an additional deferred tax asset valuation allowance of $3.3 million. The Company’s total valuation allowance of $76.3 million as of January 2, 2010 is, based on the uncertainty of the future realization of deferred tax assets. This reflects the Company’s assessment that a portion of its deferred tax assets could expire unused if the Company is unable to generate taxable income in the future sufficient to utilize them, or the Company enters into one or more transactions that limit its ability to realize all of its deferred tax assets. The assumptions used to make this determination are subject to revision based on changes in tax laws or variances between the Company’s future expected operating performance and actual results. As a result, significant judgment is required in assessing the possible need for a deferred tax asset valuation allowance. If the Company determined that it would not be able to realize all or a portion of the deferred tax assets in the future, it would further reduce its deferred tax asset through a charge to earnings in the period in which the determination is made. Any such charge could have an adverse effect on the Company’s consolidated results of operations and financial condition.

The Company is subject to foreign exchange risk as a result of exposures to changes in currency exchange rates between the United States and Canada.
The Company is exposed to exchange rate fluctuations between the Canadian dollar and U.S. dollar. The Company realizes revenues from sales made through Gentek’s Canadian distribution centers in Canadian dollars. In the event that the Canadian dollar weakens in comparison to the U.S. dollar, earnings generated from Canadian operations will translate into reduced earnings on the Company’s consolidated statement of operations reported in U.S. dollars. In addition, the Company’s Canadian subsidiary also records certain accounts receivable and accounts payable accounts, which are denominated in U.S. dollars. Foreign currency transactional gains and losses are realized upon settlement of these obligations. For more information, please see “Quantitative and Qualitative Disclosures about Market Risk — Foreign Exchange Risk.”
The Company is controlled by affiliates of Harvest Partners, L.P. (“Harvest Partners”) and Investcorp S.A. (“Investcorp”) whose interests may be different than other investors.
By reason of their ownership of AMH II, affiliates of Harvest Partners and Investcorp have the ability to designate a majority of the members of the board of directors of AMH II, the Company’s direct parent company, with each having the right to designate three of the seven members, with the seventh board seat being occupied by the chief executive officer of the Company. Harvest Partners and Investcorp are able to control actions to be taken by the Company’s member, including amendments to the Company’s limited liability company agreement and approval of significant corporate transactions, including mergers and sales of substantially all of the Company’s assets. The interests of Harvest Partners and Investcorp and their affiliates’ interests may be materially different than other stakeholders in the Company. For example, Harvest Partners and Investcorp may cause the Company to take actions or pursue strategies which could impact the Company’s ability to make payments under the indentures governing the 9.875% notes and the 11.25% notes and the ABL Facility or cause a change of control. In addition, to the extent permitted by the indentures and the ABL Facility, Harvest Partners and Investcorp may cause the Company to pay dividends rather than make capital expenditures.
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

A material weakness in the Company’s internal control over financial reporting was identified in connection with the Company’s financial statements for the year ended January 2, 2010. Material weaknesses in the Company’s internal control over financial reporting were previously identified in connection with the Company’s financial statements for the second quarter ended July 4, 2009 and remediated prior to the fiscal year end. If the Company fails to maintain effective internal control over financial reporting at a reasonable assurance level, the Company may not be able to accurately report its financial results or prevent fraud, which could have a material adverse effect on its operations, investor confidence in its business and the trading prices of its securities.
Effective internal controls are necessary for the Company to provide reliable financial reports and effectively prevent fraud. As of January 2, 2010, the Company’s management determined that it did not maintain effective controls over the completeness and accuracy of the income tax provision and the related balance sheet accounts. The Company’s income tax accounting in 2009 had significant complexity due to multiple debt transactions during the year including the restructuring of debt at a direct parent company, the impact of repatriation of foreign earnings and the related foreign tax credit calculations, changes in the valuation allowance for deferred tax assets, and the related impact of the Company’s tax sharing agreement described in Note 9 to the consolidated financial statements. Specifically, the Company’s controls over the processes and procedures related to the calculation and review of the annual tax provision were not adequate to ensure that the income tax provision was prepared in accordance with generally accepted accounting principles. Additionally, these control deficiencies could result in a misstatement of the income tax provision, the related balance sheet accounts and note disclosures that would result in a material misstatement to the annual consolidated financial statements that would not be prevented or detected. Accordingly, management concluded as a result of these control deficiencies that a material weakness in the Company’s internal control over financial reporting existed as of January 2, 2010. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
The Company plans to engage an independent registered public accounting firm (other than its auditors, Deloitte & Touche LLP) in 2010 to perform additional detail reviews of complex transactions, the income tax calculations and disclosures, and to advise the Company on matters beyond its in-house expertise. Management will continue to evaluate the design and effectiveness of the enhanced internal controls, and once placed in operation for a sufficient period of time, these internal controls will be subject to appropriate testing in order to determine whether they are operating effectively. Until the appropriate testing of the change in controls from these enhanced internal controls is complete, management will continue to perform the evaluations and analyses believed to be adequate to provide reasonable assurance that there are no material misstatements of the Company’s consolidated financial statements.
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
During the third quarter of 2009, management substantially completed the remediation efforts and the following remediation actions were implemented by the Company to ensure the accuracy of the Company’s consolidated financial statements and prevent or detect potential material misstatements on a timely basis. The Company enhanced documentation supporting the Company’s allowance for doubtful accounts and review of past due customer accounts. In August 2009, the Company hired a Vice President — National Credit Manager, reporting directly to the Chief Financial Officer, who works directly with the financial reporting staff as part of the processes related to the review and assessment of past due customer accounts, the required allowance for doubtful accounts, and the identification of revenue for which deferral treatment is appropriate. Additionally, the Company enhanced its internal review procedures for accounting for restructuring costs and other non-recurring items.
During the fourth quarter of 2009, these revised internal controls and procedures were tested and determined to be operating effectively. As a result, management has concluded as of January 2, 2010 that the Company has remediated the material weakness identified during the second quarter related to the operating effectiveness of certain internal controls over financial reporting for establishing the Company’s allowance for doubtful accounts, the deferral of revenue for specific customer shipments until collectibility is reasonably assured, and accounting for restructuring costs.

The Company cannot assure that additional material weaknesses in its internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties the Company encounters in their implementation, could result in additional material weaknesses, and cause the Company to fail to timely meet its periodic reporting obligations or result in material misstatements in its financial statements. The existence of a material weakness could result in errors in the Company’s financial statements that could result in a restatement of financial statements, cause the Company to fail to meet its reporting obligations and cause investors to lose confidence in the Company’s reported financial information.
The Company is subject to various environmental statutes and regulations, which may result in significant costs.
The Company’s operations are subject to various U.S. and Canadian environmental statutes and regulations, including those relating to: materials used in its products and operations; discharge of pollutants into the air, water and soil; treatment, transport, storage and disposal of solid and hazardous wastes; and remediation of soil and groundwater contamination. Such laws and regulations may also impact the cost and availability of materials used in manufacturing the Company’s products. The Company’s facilities are subject to investigation by governmental regulators, which occur from time to time. While the Company’s management does not currently expect the costs of compliance with environmental requirements to increase materially, future expenditures may increase as compliance standards and technology change.
Also, the Company cannot be certain that it has identified all environmental matters giving rise to potential liability. Its past use of hazardous materials, releases of hazardous substances at or from currently or formerly owned or operated properties, newly discovered contamination at any of its current or formerly owned or operated properties or at off-site locations such as waste treatment or disposal facilities, more stringent future environmental requirements (or stricter enforcement of existing requirements), or its inability to enforce indemnification agreements, could result in increased expenditures or liabilities which could have an adverse effect on its business and financial condition. Any judgment in an environmental proceeding entered against the Company or its subsidiaries that is greater than $10.0 million and is not discharged, paid, waived or stayed within 60 days after becoming final and non-appealable would be an event of default in the indentures governing the 9.875% notes and the 11.25% notes. For further details regarding environmental matters giving rise to potential liability, see Item 3. “Legal Proceedings.”
Legislative or regulatory initiatives related to global warming / climate change concerns may negatively impact the Company’s business.
Recently, there has been an increasing focus and continuous debate on global climate change including increased attention from regulatory agencies and legislative bodies. This increased focus may lead to new initiatives directed at regulating an unspecified array of environmental matters. Legislative, regulatory or other efforts in the United States to combat climate change could result in future increases in the cost of raw materials, taxes, transportation and utilities for the Company and its suppliers which would result in higher operating costs for the Company. However, Company management is unable to predict at this time, the potential effects, if any, that any future environmental initiatives may have on the Company’s business.
Additionally, the recent legislative and regulatory responses related to climate change could create financial risk. Many governing bodies have been considering various forms of legislation related to greenhouse gas emissions. Increased public awareness and concern may result in more laws and regulations requiring reductions in or mitigation of the emission of greenhouse gases. The Company’s facilities may be subject to regulation under climate change policies introduced within the next few years. There is a possibility that, when and if enacted, the final form of such legislation could increase the Company’s costs of compliance with environmental laws. If the Company is unable to recover all costs related to complying with climate change regulatory requirements, it could have a material adverse effect on its results of operations.

Declining returns in the investment portfolio of the Company’s defined benefit pension plans and changes in actuarial assumptions could increase the volatility in the Company’s pension expense and require it to increase cash contributions to the plans.
The Company sponsors a number of defined benefit pension plans for its employees in the United States and Canada. Pension expense for the defined benefit pension plans sponsored by the Company is determined based upon a number of actuarial assumptions, including expected long-term rates of return on assets and discount rates. The use of these assumptions makes the Company’s pension expense and its cash contributions subject to year-to-year volatility. Declines in market conditions, changes in pension law and uncertainties regarding significant assumptions used in the actuarial valuations can have a material impact on future required contributions to the Company’s pension plans and could result in additional charges to equity and an increase in future pension expense and cash contributions.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The Company’s operations include both owned and leased facilities as described below:

Location	Principal Use	Square Feet
Cuyahoga Falls, Ohio	Corporate Headquarters	70,000
Cuyahoga Falls, Ohio	Vinyl Windows, Vinyl Fencing and Railing	577,000
Bothell, Washington	Vinyl Windows	159,000	(1)
Yuma, Arizona	Vinyl Windows	223,000	(1)(4)
Cedar Rapids, Iowa	Vinyl Windows	259,000	(1)
Kinston, North Carolina	Vinyl Windows	319,000	(1)
London, Ontario	Vinyl Windows	60,000
Burlington, Ontario	Vinyl Siding Products	394,000	(2)
Ennis, Texas	Vinyl Siding Products	538,000	(3)
West Salem, Ohio	Vinyl Window Extrusions, Vinyl Fencing and Railing	173,000
Pointe Claire, Quebec	Metal Products	289,000
Woodbridge, New Jersey	Metal Products	318,000	(1)
Ashtabula, Ohio	Distribution Center	297,000	(1)

(1)	Leased facilities.

(2)	The Company leases a portion of its warehouse space in this facility.

(3)	Includes a 237,000 square foot warehouse that was built during 2005 and is leased. The Company owns the remainder of the facility.

(4)	The land for this facility is owned by the Company, but the Company leases the use of the building.
Management believes that the Company’s facilities are generally in good operating condition and are adequate to meet anticipated requirements in the near future.
The Company also operates 122 supply centers in major metropolitan areas throughout the United States and Canada. Except for one owned location in Akron, Ohio, the Company leases its supply centers for terms generally ranging from five to seven years with renewal options. The supply centers range in size from 6,000 square feet to 50,000 square feet depending on sales volume and the breadth and type of products offered at each location.
The leases for the Company’s window plants expire in 2011 for the Bothell location, in 2015 for the Yuma location, in 2020 for the Cedar Rapids location and in 2010 for the Kinston location.

The lease for the warehouse at the Company’s Ennis location expires in 2020. The Company transitioned the majority of distribution of its U.S. vinyl siding products to a center located in Ashtabula, Ohio and committed to a plan to discontinue use of its warehouse facility adjacent to its Ennis, Texas vinyl manufacturing facility. The Company’s previously announced plans to completely discontinue using the warehouse facility adjacent to the Ennis manufacturing plant prior to the end of 2008 were concluded during the second quarter of 2009. The lease for the warehouse at the Company’s Ashtabula location expires in 2013. The leases at the Bothell and Yuma locations and for the warehouse at the Ennis location are renewable at the Company’s option for two additional five-year periods. The lease for the Company’s Burlington warehouse space expires in 2014. The lease for the Company’s Woodbridge location expires in 2014.
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
The Woodbridge, New Jersey facility is currently the subject of an investigation and/or remediation before the New Jersey Department of Environmental Protection (“NJDEP”) under ISRA Case No. E20030110 for Gentek Building Products, Inc. (“Gentek U.S.”). The facility is currently leased by Gentek U.S. Previous operations at the facility resulted in soil and groundwater contamination in certain areas of the property. In 1999, the property owner and Gentek U.S. signed a remediation agreement with NJDEP, pursuant to which the property owner and Gentek U.S. agreed to continue an investigation/remediation that had been commenced pursuant to a Memorandum of Agreement with NJDEP. Under the remediation agreement, NJDEP required posting of a remediation funding source of approximately $100,000 that was provided by Gentek U.S. under a self-guarantee. Although investigations at this facility are ongoing and it appears probable that a liability will be incurred, the Company cannot currently estimate the amount of liability that may be associated with this facility as the delineation process has not been completed. The Company believes that this matter will not have a material adverse effect on its financial position, results of operations or liquidity.
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
HOLDERS
As of March 26, 2010, AMH II is the Company’s sole record holder of its membership interests.
DIVIDENDS
Associated Materials’ ABL Facility and the indentures governing the 9.875% notes and the 11.25% notes restrict dividend payments by Associated Materials and AMH, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Description of the Company’s Outstanding Indebtedness” for further details of the Company’s indebtedness, the 11.25% notes, the 9.875% notes and ABL Facility. During fiscal 2009, 2008 and 2007, the Company declared dividends totaling approximately $4.3 million, $8.3 million and $8.0 million, respectively, to fund AMH II’s scheduled interest payments on its 13.625% Senior Notes due 2014 (the “13.625% notes”), which are no longer outstanding.
The Company presently does not plan to pay other future cash dividends other than to allow AMH II to make interest payments on its debt obligations. AMH II has no operations of its own. Associated Materials is a separate and distinct legal entity and has no obligation, contingent or otherwise, to pay amounts due under the 11.25% notes or AMH II’s 20% notes or make any funds available to pay those amounts, whether by dividend, distribution, loan or other payments.
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
The Company has no outstanding equity compensation plans under which securities of the Company are authorized for issuance. Equity compensation plans are maintained at AMH II, the Company’s parent company.
RECENT SALES OF UNREGISTERED SECURITIES
On June 25, 2009, the Company issued new limited liability company interests in the Company to AMH II in exchange for $15.0 million aggregate principal amount of the 11.25% Senior Discount Notes due 2014 of the Company, which notes AMH II had previously purchased at a discount to face value in privately negotiated transactions. The issuance of new limited liability company interests was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS
None.

ITEM 6. SELECTED FINANCIAL DATA
The selected financial data set forth below for the five-year period ended January 2, 2010 was derived from the audited consolidated financial statements of the Company. The data should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data” included elsewhere in this report.

	Years Ended
	January 2,	January 3,	December 29,	December 30,	December 31,
(in thousands)	2010	2009	2007	2006	2005
Income Statement Data:
Net sales	$1,046,107	$1,133,956	$1,204,056	$1,250,054	$1,173,591
Cost of sales	765,691	859,107	899,839	947,776	906,267

Gross profit	280,416	274,849	304,217	302,278	267,324
Selling, general and administrative expenses	204,610	212,025	208,001	203,844	198,493
Manufacturing restructuring costs (1)	5,255	1,783	—	—	—
Impairment of long-lived assets (2)	—	—	—	3,423	—
Facility closure costs, net (3)	—	—	—	(92)	3,956

Income from operations	70,551	61,041	96,216	95,103	64,875
Interest expense, net (4)	72,626	70,777	69,703	69,954	65,592
Net gain on debt extinguishment (5)	(118)	—	—	—	—
Foreign currency (gain) loss	(184)	1,809	(227)	(703)	781

Income (loss) before income taxes	(1,773)	(11,545)	26,740	25,852	(1,498)
Income taxes (benefit)	5,520	57,598	10,986	17,893	(1,804)

Net income (loss)	$(7,293)	$(69,143)	$15,754	$7,959	$306

Other Data:
Depreciation and amortization	$22,169	$22,698	$22,062	$22,147	$20,475
EBITDA (6)	93,022	81,930	118,505	117,953	84,569
Adjusted EBITDA (6)	100,490	86,876	121,833	123,896	92,844
Net cash provided by operating activities	121,886	16,262	71,351	68,300	48,315
Capital expenditures	(8,733)	(11,498)	(12,393)	(14,648)	(20,959)
Net cash used in investing activities	(35,552)	(11,473)	(13,175)	(11,740)	(20,877)
Net cash used in financing activities	(38,754)	(18,682)	(53,018)	(53,863)	(73,300)
Balance Sheet Data (end of period):
Cash and cash equivalents	$55,855	$6,709	$21,603	$15,015	$12,300
Working capital	118,951	161,353	156,350	149,459	152,598
Total assets	785,725	750,721	800,422	793,865	823,516
Long-term debt, less current maturities	638,552	659,095	618,677	622,967	632,478
Member’s deficit	(128,069)	(133,448)	(30,002)	(48,124)	(194,359)

(1)	During the first quarter of 2008, the Company committed to, and subsequently completed, relocating a portion of its vinyl siding production from Ennis, Texas to its vinyl manufacturing facilities in West Salem, Ohio and Burlington, Ontario. In addition, during 2008, the Company transitioned the majority of distribution of its U.S. vinyl siding products to a center located in Ashtabula, Ohio and committed to a plan to discontinue use of its warehouse facility adjacent to its Ennis, Texas vinyl manufacturing facility. For the fiscal year ended January 3, 2009, the amount represents asset impairment costs, costs incurred to relocate manufacturing equipment and costs associated with the transition of distribution operations. In addition, the Company recorded $0.9 million of inventory markdown costs associated with these restructuring costs within cost of sales in the statement of operations during the second quarter of 2008. The Company discontinued its use of the warehouse facility adjacent to the Ennis manufacturing plant during the second quarter of 2009. As a result, the related lease costs associated with the discontinued use of the warehouse facility were recorded as a restructuring charge of approximately $5.3 million for the fiscal year ended January 2, 2010.

(2)	The Company recorded an impairment charge of $2.6 million against certain machinery and equipment, trademarks, and patents used to manufacture its fence and rail products during 2006 as their carrying values exceed their fair value. In addition, due to changes in the Company’s information technology and business strategies, $0.8 million of software and other equipment was considered impaired.

(3)	Represents one-time costs associated with the closure of the Freeport, Texas manufacturing facility consisting primarily of relocation costs for certain equipment of approximately $1.9 million, inventory relocation costs of approximately $1.5 million, facility shut down costs of approximately $0.4 million and contract termination costs of approximately $0.2 million for the year ended December 31, 2005. Amounts recorded during 2006 resulted in a net gain of approximately $0.1 million, including the gain realized upon the final sale of the facility, partially offset by other non-recurring expenses associated with the closure of the facility.

(4)	The years ended January 2, 2010, January 3, 2009, December 29, 2007, December 30, 2006 and December 31, 2005 include $49.9 million, $46.5 million, $41.8 million, $37.5 million and $33.7 million, respectively, of interest expense related to the 11.25% notes, which is comprised of accretion of $7.9 million up to March 1, 2009, $45.4 million, $40.7 million, $36.5 million and $32.6 million, respectively. The year ended January 3, 2009 includes the write-off of $1.3 million of deferred financing costs related to Associated Materials’ prior credit facility that was replaced by the ABL Facility in 2008.

(5)	Represents a gain on debt extinguishment of approximately $8.9 million as a result of AMH II purchasing $15.0 million par value of AMH’s 11.25% notes directly from the AMH debtholders with funds loaned from Associated Materials for approximately $5.9 million. In exchange for the purchased 11.25% notes, AMH II was granted additional equity interest in AMH. This gain on debt extinguishment was partially offset by $8.8 million of debt extinguishment costs, including call premiums of approximately $2.9 million, interest from November 5, 2009 to December 7, 2009 (the redemption date of Associated Materials’ 9 3/4% Senior Subordinated Notes due 2012 (the “9.75% notes”) and the 15% Senior Subordinated Notes due 2012 (the “15% notes”)) of approximately $1.6 million and the write-off of the remaining unamortized financing costs of approximately $4.2 million, incurred with the redemption of Associated Materials’ previously outstanding 9.75% notes and 15% notes and the issuance of Associated Materials’ new 9.875% notes.

(6)	EBITDA is calculated as net income plus interest, taxes, depreciation and amortization. Adjusted EBITDA excludes certain items. The Company considers EBITDA and adjusted EBITDA to be important indicators of its operational strength and performance of its business. The Company has included adjusted EBITDA because it is a key financial measure used by management to (i) assess the Company’s ability to service its debt and / or incur debt and meet the Company’s capital expenditure requirements; (ii) internally measure the Company’s operating performance; and (iii) determine the Company’s incentive compensation programs. In addition, Associated Materials’ ABL Facility has certain covenants that apply ratios utilizing this measure of adjusted EBITDA. EBITDA and adjusted EBITDA have not been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Adjusted EBITDA as presented by the Company may not be comparable to similarly titled measures reported by other companies. EBITDA and adjusted EBITDA are not measures determined in accordance with GAAP and should not be considered as an alternative to, or more meaningful than, net income (as determined in accordance with GAAP) as a measure of the Company’s operating results or cash flows from operations (as determined in accordance with GAAP) as a measure of the Company’s liquidity.
The reconciliation of the Company’s net income (loss) to EBITDA and adjusted EBITDA is as follows (in thousands):

	Years Ended
	January 2,	January 3,	December 29,	December 30,	December 31,
	2010	2009	2007	2006	2005
Net income (loss)	$(7,293)	$(69,143)	$15,754	$7,959	$306
Interest expense, net	72,626	70,777	69,703	69,954	65,592
Income taxes (benefit)	5,520	57,598	10,986	17,893	(1,804)
Depreciation and amortization	22,169	22,698	22,062	22,147	20,475

EBITDA	93,022	81,930	118,505	117,953	84,569
Net gain on debt extinguishment (i)	(118)	—	—	—	—
Manufacturing restructuring costs (ii)	5,255	2,642	—	—	—
Employee termination costs (iii)	1,182	—	—	—	—
Tax restructuring costs (iv)	507	—	961	—	—
Amortization of management fee (v)	500	500	500	500	4,000
Bank audit fees (vi)	142	—	—	—	—
Loss upon disposal of assets other than by sale (vii)	—	1,804	—	—	—
Transaction costs (viii)	—	—	1,168	—	—
Stock compensation expense	—	—	—	27	319
Facility closure costs, net (ix)	—	—	—	(92)	3,956
Impairment charges (x)	—	—	—	3,423	—
Separation costs (xi)	—	—	699	2,085	—

Adjusted EBITDA (xii)	$100,490	$86,876	$121,833	$123,896	$92,844

(i)	Represents a gain on debt extinguishment of approximately $8.9 million as a result of AMH II purchasing $15.0 million par value of AMH’s 11.25% notes directly from the AMH debtholders with funds loaned from Associated Materials for approximately $5.9 million. In exchange for the purchased 11.25% notes, AMH II was granted additional equity interest in AMH. This gain on debt extinguishment was partially offset by $8.8 million of debt extinguishment costs, including call premiums of approximately $2.9 million, interest from November 5, 2009 to December 7, 2009 (the redemption date of the 9.75% notes and 15% notes) of approximately $1.6 million and the write-off of the remaining unamortized financing costs of approximately $4.2 million, incurred with the redemption of Associated Materials’ previously outstanding 9.75% notes and 15% notes and the issuance of Associated Materials’ new 9.875% notes.

(ii)	During the first quarter of 2008, the Company committed to, and subsequently completed, relocating a portion of its vinyl siding production from Ennis, Texas to its vinyl manufacturing facilities in West Salem, Ohio and Burlington, Ontario. In addition, during 2008, the Company transitioned the majority of distribution of its U.S. vinyl siding products to a center located in Ashtabula, Ohio and committed to a plan to discontinue use of its warehouse facility adjacent to its Ennis, Texas vinyl manufacturing facility. For the fiscal year ended January 3, 2009, the amount represents asset impairment costs, costs incurred to relocate manufacturing equipment and costs associated with the transition of distribution operations. In addition, the Company recorded $0.9 million of inventory markdown costs associated with these restructuring costs within cost of sales in the statement of operations during the second quarter of 2008. The Company discontinued its use of the warehouse facility adjacent to the Ennis manufacturing plant during the second quarter of 2009. As a result, the related lease costs associated with the discontinued use of the warehouse facility were recorded as a restructuring charge of approximately $5.3 million for the fiscal year ended January 2, 2010.

(iii)	During 2009, the Company recorded employee termination costs as a result of workforce reductions in connection with the Company’s overall cost reduction initiatives.

(iv)	Represents legal and accounting fees incurred in connection with tax restructuring projects.

(v)	Represents amortization of a prepaid management fee paid to Investcorp International Inc. in connection with the December 2004 recapitalization transaction.

(vi)	Represents bank audit fees incurred under Associated Materials’ ABL Facility.

(vii)	As part of the Company’s ongoing efforts to improve its internal controls, the Company enhanced its controls surrounding the physical verification of property, plant and equipment during the second quarter of 2008. The amount recorded represents the loss upon disposal of assets other than by sale as a result of executing these enhanced controls.

(viii)	Represents legal and accounting fees incurred in connection with an unsuccessful bid for an acquisition target.

(ix)	Fiscal year 2006 represents net gain of approximately $0.1 million, including the gain realized upon the final sale of the Freeport, Texas facility, partially offset by other non-recurring expenses associated with the closure of the facility. Fiscal year 2005 represents one-time costs associated with the closure of the Freeport, Texas manufacturing facility consisting primarily of asset write-downs and equipment relocation expenses.

(x)	Based on current and projected operating results for its vinyl fencing and railing product lines, the Company concluded that certain machinery and equipment, trademarks, and patents used to manufacture these products were impaired during the fourth quarter of 2006 as their carrying values exceeded their fair value by $2.6 million. In addition, due to changes in the Company’s information technology and business strategies, $0.8 million of software and other equipment was considered impaired.

(xi)	For the fiscal year ended December 29, 2007, amount represents separation costs, including payroll taxes, related to the resignation of Mr. Deighton, former Chief Operating Officer of the Company. For the fiscal year ended December 30, 2006, amount represents separation costs, including payroll taxes and benefits, related to the resignation of Mr. Caporale, former Chairman, President and Chief Executive Officer of the Company by mutual agreement with the Board of Directors.

(xii)	For fiscal years 2007, 2006 and 2005, adjusted EBITDA amounts have been reclassified to conform to the current year’s presentation, which, in conformity with the computation of adjusted EBITDA under the Company’s ABL Facility, excludes any adjustment for foreign currency gain or loss.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
AMH Holdings, LLC (“AMH”), formerly AMH Holdings, Inc., was created on February 19, 2004. AMH has no material assets or operations other than its 100% ownership of Associated Materials Holdings, LLC (“Holdings”), which in turn has no material assets or operations other than its 100% ownership of Associated Materials, LLC (“Associated Materials”). AMH, Holdings and Associated Materials are collectively referred to as the “Company”. The Company is a leading, vertically integrated manufacturer and distributor of exterior residential building products in the United States and Canada. The Company’s core products are vinyl windows, vinyl siding, aluminum trim coil, and aluminum and steel siding and accessories. In addition, the Company distributes third-party manufactured products primarily through its supply centers. During 2009, vinyl windows comprised approximately 37%, vinyl siding comprised approximately 20%, metal products, which includes aluminum and steel products, comprised approximately 16%, and third-party manufactured products comprised approximately 20% of the Company’s total net sales. These products are generally marketed under the Alside®, Revere® and Gentek® brand names and sold on a wholesale basis to more than 50,000 professional contractors engaged in home remodeling and new home construction principally through the Company’s network of 122 supply centers, as well as through approximately 250 independent distributors across the United States and Canada. Approximately 65% of the Company’s products are sold to contractors engaged in the home repair and remodeling market with approximately 35% sold to the new construction market. The supply centers provide “one-stop” shopping to the Company’s contractor customers, carrying products, accessories and tools necessary to complete a vinyl window or siding project. In addition, the supply centers provide product literature, product samples and installation training to these customers.
Because its exterior residential building products are consumer durable goods, the Company’s sales are impacted by, among other things, the availability of consumer credit, consumer interest rates, employment trends, changes in levels of consumer confidence, national and regional trends in new housing starts and general economic conditions. The Company’s sales are also affected by changes in consumer preferences with respect to types of building products. Overall, the Company believes the long-term fundamentals for the building products industry remain strong as the population continues to age, homes continue to get older, household formation is expected to be strong and vinyl remains optimal material for exterior cladding and window solutions, all of which the Company believes bodes well for the demand for its products in the future. In the short term, however, the Company believes the building products industry will continue to be negatively impacted by the weak housing market. Since 2006, sales of existing single-family homes have decreased from peak levels previously experienced, the inventory of homes available for sale has increased, and in many areas, home values have declined significantly. In addition, the pace of new home construction has slowed dramatically, as evidenced by declines in 2006 through 2009 in single-family housing starts and announcements from home builders of significant decreases in their orders. Increased delinquencies on sub-prime and other mortgages, increased foreclosure rates and tightening consumer credit markets over the same time period have further hampered the housing market. The Company’s sales volumes are dependent on the strength in the housing market, including both residential remodeling and new residential construction activity. Continued reduced levels of existing homes sales and housing price depreciation has had a significant negative impact on the Company’s remodeling sales. In addition, a reduced number of new housing starts has had a negative impact on the Company’s new construction sales. As a result of the continuation in the prolonged housing market downturn, competition in the building products market may intensify, which could result in lower sales volumes and reduced selling prices for the Company’s products and lower gross margins. In the event that the Company’s expectations regarding the outlook for the housing market result in a reduction in its forecasted sales and operating income, and related growth rates, the Company may be required to record an impairment of certain of its assets, including goodwill and intangible assets. Moreover, the prolonged downturn in the housing market and the general economy may have other consequences to the Company, including further accounts receivable write-offs due to financial distress of customers and lower of cost or market reserves related to the Company’s inventories.

The principal raw materials used by the Company are vinyl resin, aluminum, steel, resin stabilizers and pigments, glass, window hardware, and packaging materials, all of which have historically been subject to price changes. Raw material pricing on the Company’s key commodities has increased significantly over the past three years. In response, the Company announced price increases over the past several years on certain of its product offerings to offset the inflation of raw materials, and continually monitors market conditions for price changes as warranted. The Company’s ability to maintain gross margin levels on its products during periods of rising raw material costs depends on the Company’s ability to obtain selling price increases. Furthermore, the results of operations for individual quarters can and have been negatively impacted by a delay between the timing of raw material cost increases and price increases on the Company’s products. There can be no assurance that the Company will be able to maintain the selling price increases already implemented or achieve any future price increases.
The Company operates with significant operating and financial leverage. Significant portions of the Company’s manufacturing, selling, general and administrative expenses are fixed costs that neither increase nor decrease proportionately with sales. In addition, a significant portion of the Company’s interest expense is fixed. There can be no assurance that the Company will be able to continue to reduce its fixed costs in response to a further decline in its net sales. As a result, a continued decline in the Company’s net sales could result in a higher percentage decline in its income from operations. Also, the Company’s gross margins and gross margin percentages may not be comparable to other companies as some companies include all of the costs of their distribution network in cost of sales, whereas the Company includes the operating costs of its supply centers in selling, general and administrative expenses.
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
The Company seeks to distinguish itself from other suppliers of residential building products and to sustain its profitability through a business strategy focused on increasing sales at existing supply centers, selectively expanding its supply center network, increasing sales through independent specialty distributor customers, developing innovative new products, expanding sales of third-party manufactured products through its supply center network, and driving operational excellence by reducing costs and increasing customer service levels. The Company continually analyzes new and existing markets for the selection of new supply center locations.
The Company is a wholly owned subsidiary of AMH II, which is controlled by affiliates of Investcorp S.A. (“Investcorp”) and Harvest Partners L.P. (“Harvest Partners”). AMH and AMH II do not have material assets or operations other than a direct or indirect ownership of the membership interest of Associated Materials. The Company operates on a 52/53 week fiscal year that ends on the Saturday closest to December 31st. The Company’s 2009, 2008, and 2007 fiscal years ended on January 2, 2010, January 3, 2009, and December 29, 2007, respectively. The fiscal year ended January 3, 2009 included 53 weeks of operations, with the additional week recorded in the fourth quarter of fiscal 2008. The additional week did not have a significant impact on the results of operations due to its timing and the seasonality of the business. The fiscal years ended January 2, 2010 and December 29, 2007 included 52 weeks of operations.

RESULTS OF OPERATIONS
The following table sets forth for the periods indicated the results of the Company’s operations (in thousands):

	Years Ended
	January 2,		January 3,		December 29,
	2010		2009		2007
		% of		% of		% of
		Net		Net		Net
	Amount	Sales	Amount	Sales	Amount	Sales
Net sales	$1,046,107	100.0%	$1,133,956	100.0%	$1,204,056	100.0%
Gross profit	280,416	26.8	274,849	24.2	304,217	25.3
Selling, general and administrative expense	204,610	19.6	212,025	18.7	208,001	17.3
Manufacturing restructuring costs	5,255	0.5	1,783	0.2	—	—

Income from operations	70,551	6.7	61,041	5.4	96,216	8.0

Interest expense, net	72,626		70,777		69,703
Net gain on debt extinguishment	(118)		—		—
Foreign currency (gain) loss	(184)		1,809		(227)

Income (loss) before income taxes	(1,773)		(11,545)		26,740
Income taxes	5,520		57,598		10,986

Net income (loss)	$(7,293)		$(69,143)		$15,754

Other Data:
EBITDA (1)	$93,022		$81,930		$118,505
Adjusted EBITDA (1)	100,490		86,876		121,833
Depreciation and amortization	22,169		22,698		22,062
Capital expenditures	(8,733)		(11,498)		(12,393)
The following table sets forth for the periods presented a summary of net sales by principal product offering (in thousands):

	Years Ended
	January 2,	January 3,	December 29,
	2010	2009	2007
Vinyl windows	$389,293	$380,260	$410,164
Vinyl siding products	210,212	254,563	285,303
Metal products	167,749	213,163	225,846
Third-party manufactured products	210,806	210,633	205,445
Other products and services	68,047	75,337	77,298

	$1,046,107	$1,133,956	$1,204,056

(1)	EBITDA is calculated as net income plus interest, taxes, depreciation and amortization. Adjusted EBITDA excludes certain items. The Company considers EBITDA and adjusted EBITDA to be important indicators of its operational strength and performance of its business. The Company has included adjusted EBITDA because it is a key financial measure used by management to (i) assess the Company’s ability to service its debt and / or incur debt and meet the Company’s capital expenditure requirements; (ii) internally measure the Company’s operating performance; and (iii) determine the Company’s incentive compensation programs. In addition, Associated Materials’ ABL Facility has certain covenants that apply ratios utilizing this measure of adjusted EBITDA. EBITDA and adjusted EBITDA have not been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Adjusted EBITDA as presented by the Company may not be comparable to similarly titled measures reported by other companies. EBITDA and adjusted EBITDA are not measures determined in accordance with GAAP and should not be considered as an alternative to, or more meaningful than, net income (as determined in accordance with GAAP) as a measure of the Company’s operating results or cash flows from operations (as determined in accordance with GAAP) as a measure of the Company’s liquidity.

The reconciliation of the Company’s net income (loss) to EBITDA and adjusted EBITDA is as follows (in thousands):

	Years Ended
	January 2,	January 3,	December 29,
	2010	2009	2007
Net income (loss)	$(7,293)	$(69,143)	$15,754
Interest expense, net	72,626	70,777	69,703
Income taxes	5,520	57,598	10,986
Depreciation and amortization	22,169	22,698	22,062

EBITDA	93,022	81,930	118,505
Net gain on debt extinguishment (i)	(118)	—	—
Manufacturing restructuring costs (ii)	5,255	2,642	—
Employee termination costs (iii)	1,182	—	—
Tax restructuring costs (iv)	507	—	961
Amortization of management fee (v)	500	500	500
Bank audit fees (vi)	142	—	—
Loss upon disposal of assets other than by sale (vii)	—	1,804	—
Transaction costs (viii)	—	—	1,168
Separation costs (ix)	—	—	699

Adjusted EBITDA (x)	$100,490	$86,876	$121,833

(i)	Represents a gain on debt extinguishment of approximately $8.9 million as a result of AMH II purchasing $15.0 million par value of AMH’s 11 1/4% Senior Discount Notes due 2014 (the “11.25% notes”) directly from the AMH debtholders with funds loaned from Associated Materials for approximately $5.9 million. In exchange for the purchased 11.25% notes, AMH II was granted additional equity interest in AMH. This gain on debt extinguishment was partially offset by $8.8 million of debt extinguishment costs, including call premiums of approximately $2.9 million, interest from November 5, 2009 to December 7, 2009 (the redemption date of Associated Materials’ 9 3/4% Senior Subordinated Notes due 2012 (the “9.75% notes”) and the 15% Senior Subordinated Notes due 2012 (the “15% notes”)) of approximately $1.6 million and the write-off of the remaining unamortized financing costs of approximately $4.2 million, incurred with the redemption of Associated Materials’ previously outstanding 9.75% notes and 15% notes and the issuance of Associated Materials’ new 9.875% Senior Secured Second Lien Notes due 2016 (the “9.875% notes”).

(ii)	During the first quarter of 2008, the Company committed to, and subsequently completed, relocating a portion of its vinyl siding production from Ennis, Texas to its vinyl manufacturing facilities in West Salem, Ohio and Burlington, Ontario. In addition, during 2008, the Company transitioned the majority of distribution of its U.S. vinyl siding products to a center located in Ashtabula, Ohio and committed to a plan to discontinue use of its warehouse facility adjacent to its Ennis, Texas vinyl manufacturing facility. For the fiscal year ended January 3, 2009, the amount represents asset impairment costs, costs incurred to relocate manufacturing equipment and costs associated with the transition of distribution operations. In addition, the Company recorded $0.9 million of inventory markdown costs associated with these restructuring costs within cost of sales in the statement of operations during the second quarter of 2008. The Company discontinued its use of the warehouse facility adjacent to the Ennis manufacturing plant during the second quarter of 2009. As a result, the related lease costs associated with the discontinued use of the warehouse facility were recorded as a restructuring charge of approximately $5.3 million for the fiscal year ended January 2, 2010.

(iii)	During 2009, the Company recorded employee termination costs as a result of workforce reductions in connection with the Company’s overall cost reduction initiatives.

(iv)	Represents legal and accounting fees incurred in connection with tax restructuring projects.

(v)	Represents amortization of a prepaid management fee paid to Investcorp International Inc. in connection with the December 2004 recapitalization transaction.

(vi)	Represents bank audit fees incurred under Associated Materials’ ABL Facility.

(vii)	As part of the Company’s ongoing efforts to improve its internal controls, the Company enhanced its controls surrounding the physical verification of property, plant and equipment during the second quarter of 2008. The amount recorded represents the loss upon disposal of assets other than by sale as a result of executing these enhanced controls.

(viii)	Represents legal and accounting fees incurred in connection with an unsuccessful bid for an acquisition target.

(ix)	Amount represents separation costs, including payroll taxes, related to the resignation of Mr. Deighton, former Chief Operating Officer of the Company.

(x)	The fiscal year 2007 adjusted EBITDA amount has been reclassified to conform to the current year’s presentation, which, in conformity with the computation of adjusted EBITDA under Associated Materials’ ABL Facility, excludes any adjustment for foreign currency gain or loss.
YEAR ENDED JANUARY 2, 2010 COMPARED TO YEAR ENDED JANUARY 3, 2009
Net sales decreased 7.7% to $1,046.1 million for the year ended January 2, 2010 compared to $1,134.0 million for the same period in 2008 primarily due to decreased unit volumes across all product categories, principally in vinyl siding, vinyl windows and metal products, and the impact of the weaker Canadian dollar during the first three quarters of 2009. Compared to the 2008 fiscal year, vinyl siding unit volumes decreased by 17%, while vinyl window unit volumes decreased by 1%.
Gross profit for the year ended January 2, 2010 was $280.4 million, or 26.8% of net sales, compared to gross profit of $274.8 million, or 24.2% of net sales, for the 2008 fiscal year. The increase in gross profit as a percentage of net sales was primarily a result of cost reduction initiatives, improved operational efficiencies and procurement savings.
Selling, general and administrative expense decreased to $204.6 million, or 19.6% of net sales, for the fiscal year ended January 2, 2010 versus $212.0 million, or 18.7% of net sales, for the 2008 fiscal year. Selling, general and administrative expense for the year ended January 2, 2010 includes employee termination costs of $1.2 million, tax restructuring costs of $0.5 million and bank audit fees of $0.1 million, while selling, general and administrative expense for the 2008 fiscal year includes a loss upon the disposal of assets other than by sale of $1.8 million. Excluding these items, selling, general and administrative expense for the year ended January 2, 2010 decreased $7.4 million compared to the 2008 fiscal year. The decrease in selling, general and administrative expense was primarily due to decreased personnel costs as a result of reduced headcount of approximately $5.2 million, the translation impact on Canadian expenses as a result of the weaker Canadian dollar throughout most of 2009 of approximately $4.3 million and decreased professional fees of approximately $3.1 million, partially offset by increases in EBITDA-based incentive compensation programs of approximately $2.7 million and increased bad debt expense of approximately $2.3 million recorded during 2009 as a result of current economic conditions.
Income from operations was $70.6 million for the year ended January 2, 2010 compared to $61.0 million for the 2008 fiscal year.
Interest expense of $72.6 million for the year ended January 2, 2010 primarily consisted of accretion and interest expense on the 11.25% notes, interest expense on the 9.75% notes through October 2009, the 15% notes for the period of July 2009 through October 2009, the 9.875% notes for the period of November through December 2009, the ABL Facility and amortization of deferred financing costs. The 9.75% notes and 15% notes were redeemed and discharged in November 2009 in conjunction with the issuance of the 9.875% notes. Interest expense of $70.8 million for the year ended January 3, 2009 primarily consisted of accretion of the 11.25% notes, interest expense on the 9.75% notes, the prior credit facility, the ABL Facility and amortization of deferred financing costs. Excluding the write-off of $1.3 million of deferred financing costs included in the 2008 total interest expense amount, interest expense increased $3.1 million primarily due to incremental accretion and interest expense on the 11.25% notes, increased principal note balances at higher interest rates and increased amortization of deferred financing costs related to the note issuances in 2009, partially offset by lower borrowings under the ABL Facility at lower interest rates in 2009.

The net gain on debt extinguishment of approximately $0.1 million was a result of the $8.9 million gain on debt extinguishment in connection with the AMH II purchase of $15.0 million par value of AMH’s 11.25% notes directly from the AMH debtholders with funds loaned from Associated Materials for approximately $5.9 million, partially offset by debt extinguishment costs of $8.8 million incurred with the redemption of the previously outstanding 9.75% notes and 15% notes and the issuance of the new 9.875% notes.
The income tax provision for the year ended January 2, 2010 reflects an effective income tax rate of (311.3)%, compared to an effective income tax rate of (499.0)% for the 2008 fiscal year. The change in the effective income tax rate in 2009 is primarily due to the impact of the changes in the valuation allowance between years. This valuation allowance was recorded based upon the review of historical earnings, trends, forecasted earnings and current economic conditions.
The Company incurred a net loss of $7.3 million for the year ended January 2, 2010 compared to $69.1 million for the year ended January 3, 2009.
EBITDA was $93.0 million for the year ended January 2, 2010 compared to EBITDA of $81.9 million for the year ended January 3, 2009. For the year ended January 2, 2010, adjusted EBITDA was $100.5 million compared to adjusted EBITDA of $86.9 million for the 2008 fiscal year. Adjusted EBITDA for the 2009 fiscal year excludes manufacturing restructuring costs of $5.3 million, employee termination costs of $1.2 million, tax restructuring costs of $0.5 million, amortization related to prepaid management fees of $0.5 million, a net debt extinguishment gain of $0.1 million and bank audit fees of $0.1 million. Adjusted EBITDA for the 2008 fiscal year excludes manufacturing restructuring costs of $2.6 million, loss upon the disposal of assets other than by sale of $1.8 million and $0.5 million of amortization related to prepaid management fees.
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
Interest expense of $70.8 million for the year ended January 3, 2009 and $69.7 million for the year ended December 29, 2007 consisted primarily of accretion of $45.4 million and $40.7 million on the 11.25% notes, respectively, interest expense on the 9.75% notes, the prior credit facility, the ABL Facility, and amortization of deferred financing costs in 2008. The increase in interest expense was due to the incremental accretion on the 11.25% notes and the write-off of $1.3 million of deferred financing costs offset by lower overall borrowings under the credit facilities and decreased interest rates during 2008.

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
The Company incurred a net loss of $69.1 million for the year ended January 3, 2009 compared to net income of $15.8 million for the year ended December 29, 2007.
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
Quarterly sales and operating profit data for the Company in 2009 and 2008 are shown in the tables below (in thousands):

	Three Months Ended
	April 4	July 4	October 3	January 2
2009
Net sales	$172,332	$274,969	$324,807	$273,999
Gross profit	30,253	77,981	97,809	74,373
Selling, general and administrative expenses (1)	48,498	51,297	53,323	51,492
Income (loss) from operations	(18,245)	21,429	44,486	22,881
Net income (loss)	(34,988)	9,336	24,937	(6,578)

	Three Months Ended
	March 29	June 28	September 27	January 3
2008
Net sales	$200,878	$314,812	$342,678	$275,588
Gross profit	44,613	78,992	86,586	64,658
Selling, general and administrative expenses (2)	50,128	52,862	55,898	53,137
Income (loss) from operations	(6,360)	25,192	30,688	11,521
Net income (loss)	(14,774)	14,226	(1,071)	(67,524)

(1)	Selling, general and administrative expenses include employee termination costs of $1.2 million, tax restructuring costs of $0.5 million and bank audit fees of $0.1 million.

(2)	Selling, general and administrative expenses include a loss upon the disposal of assets other than by sale of $1.8 million.

LIQUIDITY AND CAPITAL RESOURCES
The following sets forth a summary of the Company’s cash flows for 2009, 2008 and 2007 (in thousands):

	Years Ended
	January 2,	January 3,	December 29,
	2010	2009	2007
Net cash provided by operating activities	$121,886	$16,262	$71,351
Net cash used in investing activities	(35,552)	(11,473)	(13,175)
Net cash used in financing activities	(38,754)	(18,682)	(53,018)
CASH FLOWS
At January 2, 2010, the Company had cash and cash equivalents of $55.9 million and Associated Materials had available borrowing capacity of approximately $139.8 million under its ABL Facility. See “- Description of the Company’s Outstanding Indebtedness” for further details of Associated Materials’ ABL Facility. As of January 2, 2010, the Company had letters of credit outstanding of $9.1 million primarily securing deductibles of various insurance policies.
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities was $121.9 million for the year ended January 2, 2010, compared to $16.3 million for the same period in 2008. The increase was primarily due to improved operating income and favorable changes in working capital. Accounts receivable was a use of cash of $2.9 million for the year ended January 2, 2010, compared to a source of cash of $5.7 million for the same period in 2008, resulting in a net decrease in cash flows of $8.6 million which was primarily due to decreased sales levels during 2009. Inventory was a source of cash of $30.4 million for the year ended January 2, 2010, compared to a use of cash of $13.5 million for the same period in 2008, resulting in a net increase in cash flows of $43.9 million which was primarily due to reduced inventory levels and declining commodity costs. Accounts payable and accrued liabilities were a source of cash of $45.7 for the year ended January 2, 2010, compared to a use of cash of $27.2 million for the same period in 2008, resulting in a net increase in cash flows of $72.9 million. The change was primarily due to improved vendor terms in 2009, accrued interest on the 11.25% notes in 2009, reduced inventory purchase requirements during the fourth quarter of 2008 and the decline of commodity prices towards the end of 2008.
Net cash provided by operating activities was $16.3 million for the year ended January 3, 2009, compared to $71.4 million for the same period in 2007. Accounts receivable was a source of cash of $5.7 million for the year ended January 3, 2009, compared to a use of cash of $2.2 million for the same period in 2007, resulting in a net increase in cash flows of $7.9 million which was primarily due to decreased sales levels during 2008. Inventory was a use of cash of $13.5 million for the year ended January 3, 2009, compared to a source of cash of $3.6 million for the same period in 2007, resulting in a net decrease in cash flows of $17.1 million which was primarily due to higher commodity costs experienced throughout most of 2008. Accounts payable and accrued liabilities were a use of cash of $27.2 million for the year ended January 3, 2009, compared to a use of cash of $4.0 million for the same period in 2007, resulting in a net decrease in cash flows of $23.2 million. The change is primarily due to the timing of payments to vendors as a result of the timing of when inventory levels were built, including the impact of the build of inventory to prepare for the Company’s distribution center in Ashtabula, Ohio and new distribution strategy, as well as the recent decline of commodity prices toward the end of 2008.
CASH FLOWS FROM INVESTING ACTIVITIES
For the year ended January 2, 2010, net cash used in investing activities included an intercompany loan of $26.8 million made to AMH II by Associated Materials in June 2009 for use in the AMH II debt exchange and capital expenditures of $8.7 million. The major areas of expenditures in 2009 were for maintenance capital, cost improvement projects and the Company’s glass insourcing project.

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
CASH FLOWS FROM FINANCING ACTIVITIES
Net cash used in financing activities for the year ended January 2, 2010 included cash paid to redeem and discharge the 9.75% notes and 15% notes of $189.5 million, net repayments under Associated Materials’ ABL Facility of $46.0 million, payments of financing costs of $16.5 million and dividend payments of $4.3 million, partially offset by proceeds from the issuance of the 9.875% notes and 15% notes of $217.5 million. The dividends in 2009 were paid to the Company’s direct parent company to fund the scheduled interest payments on AMH II’s 13.625% Senior Notes due 2014 (the “13.625% notes”). AMH II’s 13.625% notes were exchanged in June 2009 as part of AMH II’s debt restructuring.
Net cash used in financing activities for the year ended January 3, 2009 included repayments of $61.0 million of term debt under Associated Materials’ prior credit facility, borrowings of $56.0 million under Associated Materials’ ABL Facility, payments for financing costs of $5.4 million for the ABL Facility and dividend payments of $8.3 million. The dividends were paid to the Company’s direct parent company to fund AMH II’s scheduled interest payments on its 13.625% notes.
Net cash used in financing activities for the year ended December 29, 2007 included repayments of $45.0 million of term debt under Associated Materials’ prior credit facility and dividend payments of $8.0 million. The dividends were paid to the Company’s direct parent company to fund AMH II’s scheduled interest payments on its 13.625% notes.
For 2010, cash requirements for working capital, capital expenditures, interest and tax payments will continue to impact the timing and amount of borrowings on Associated Materials’ ABL Facility.
DESCRIPTION OF THE COMPANY’S OUTSTANDING INDEBTEDNESS
The following descriptions of the terms of the Company’s outstanding indebtedness are qualified in their entirety by reference to the documents governing such indebtedness, which are included as exhibits to this Annual Report on Form 10-K and incorporated by reference herein.
ABL Facility
General. On October 3, 2008, Associated Materials, Gentek Building Products, Inc. and Associated Materials Canada Limited (formerly known as Gentek Building Products Limited), as borrowers, entered into an asset-based credit facility (the “ABL Facility”) with Wells Fargo Securities, LLC (formerly known as Wachovia Capital Markets, LLC) and CIT Capital Securities LLC, as joint lead arrangers, Wachovia Bank, N.A., as agent and the lenders party to the facility. Pursuant to a reorganization of certain Canadian subsidiaries of Associated Materials occurring in August and September of 2009 (the “Canadian Reorganization”), Gentek Building Products Limited Partnership, a newly formed Canadian operating entity, was added as a borrower under the Canadian portion of the ABL Facility. The ABL Facility provides for a senior secured asset-based revolving credit facility of up to $225.0 million, comprising a $165.0 million U.S. facility and a $60.0 million Canadian facility, in each case subject to borrowing base availability under the applicable facility. Pursuant to an amendment to the ABL Facility (the “ABL Facility Amendment”) entered into in connection with the issuance of the 9.875% notes, effective November 5, 2009, the maturity date of the ABL Facility was changed to mean the earliest of (i) October 3, 2013 and (ii) the date three months prior to the stated maturity date of the 9.875% notes (as amended, supplemented or replaced), if any such notes remain outstanding at such date, taking into account any stated maturity dates which may be contingent, conditional or alternative. As of January 2, 2010, there was $10.0 million drawn under the ABL Facility and $139.8 million available for additional borrowing.

The obligations of Associated Materials, Gentek Building Products, Inc., Associated Materials Canada Limited, and Gentek Building Products Limited Partnership as borrowers under the ABL Facility, are jointly and severally guaranteed by Holdings and by Associated Materials’ wholly owned domestic subsidiaries, Gentek Holdings, LLC and Associated Materials Finance, Inc. (formerly Alside, Inc.). Such obligations and guaranties are also secured by (i) a security interest in substantially all of the owned real and personal assets (tangible and intangible) of Associated Materials, Holdings, Gentek Building Products, Inc., Gentek Holdings, LLC and Associated Materials Finance, Inc. and (ii) a pledge of up to 65% of the voting stock of Associated Materials Canada Limited and Gentek Canada Holdings Limited. The obligations of Associated Materials Canada Limited and Gentek Building Products Limited Partnership are further secured by a security interest in their owned real and personal assets (tangible and intangible) and are guaranteed by Gentek Canada Holdings Limited, an entity formed as part of the Canadian Reorganization.
The interest rate applicable to outstanding loans under the ABL Facility is, at Associated Materials’ option, equal to either a U.S. or Canadian adjusted base rate or a Eurodollar base rate plus an applicable margin. Pursuant to the ABL Facility Amendment, the range of the applicable margin related to adjusted base rate loans was changed, effective November 5, 2009, from the then current range of 0.75% to 1.75% to an amended range of 1.25% to 2.25%, and the applicable margin related to LIBOR loans was changed from the then current range of 2.50% to 3.50% to an amended range of 3.00% to 4.00%, with the applicable margin in each case depending on Associated Materials’ quarterly average excess availability. As of January 2, 2010, the per annum interest rate applicable to borrowings under the ABL Facility was 5.0%. The weighted average interest rate for borrowings under the ABL Facility and Associated Materials’ prior credit facility, as applicable, were 4.2%, 5.6% and 7.8% for the years ended January 2, 2010, January 3, 2009 and December 27, 2007.
Associated Materials’ borrowing base under the ABL facility, for each of the U.S. and Canadian facilities, is generally equal to (A) 85% of eligible accounts receivable plus (B) the lesser of (i) the sum of (x) 50% of the value of eligible raw materials inventory, other than painted coil, plus (y) the lesser of 35% of the value of painted coil and $2.5 million plus (z) 60% of the value of finished goods inventory, and (ii) 85% of the net orderly liquidation value of eligible inventory, plus (C) the lesser of fixed asset availability and $24.8 million (for the U.S. facility) or $9.0 million (for the Canadian facility), minus (D) attributable reserves. Fixed asset availability is generally defined as equal to 85% of the net orderly liquidation value of eligible equipment plus 70% of the appraised fair market value of eligible real property; provided that such amount decreases by a fixed amount each month. Associated Materials’ borrowing base will fluctuate during the course of the year based on a variety of factors impacting Associated Materials’ level of eligible accounts receivable and inventory, including seasonal builds in inventory immediately prior to and during the peak selling season and changes in the levels of accounts receivable, which tend to increase during the peak selling season and are at seasonal lows during the winter months. Associated Materials’ peak selling season is typically May through October. As of January 2, 2010, Associated Materials’ borrowing base was $158.8 million, which was based on the borrowing base calculation utilizing November month end account balances.
Covenants. The ABL Facility contains covenants that, among other things and subject in each case to certain specified exceptions, limit the ability of Holdings, Associated Materials and its subsidiaries to: (i) merge or consolidate with, or sell equity interests, indebtedness or assets to, a third party; (ii) wind up, liquidate or dissolve; (iii) create liens or other encumbrances on assets; (iv) incur additional indebtedness or make payments in respect of existing indebtedness; (v) make loans, investments and acquisitions; (vi) make certain restricted payments; (vii) enter into transactions with affiliates; (viii) engage in any business other than the business engaged in by Associated Materials at the time of entry into the ABL Facility; and (ix) incur restrictions on its subsidiaries’ ability to make distributions to Holdings or Associated Materials or transfer or encumber its subsidiaries’ assets. The ABL Facility also requires Associated Materials to obtain an unqualified audit opinion from its independent registered public accounting firm on its consolidated financial statements for each fiscal year.
The ABL Facility does not require Associated Materials to comply with any financial maintenance covenants, unless it has less than $28.1 million of aggregate excess availability at any time (or less than $20.6 million of excess availability under the U.S. facility or less than $7.5 million of excess availability under the Canadian facility), during which time Associated Materials is subject to compliance with a fixed charge coverage ratio covenant of 1.1 to 1. As of January 2, 2010, Associated Materials exceeded the minimum aggregate excess availability thresholds, and therefore, was not required to comply with this maintenance covenant.

Under the ABL Facility restricted payments covenant, subject to specified exceptions, Holdings, Associated Materials and its restricted subsidiaries cannot make restricted payments, such as dividends or distributions on equity, redemptions or repurchases of equity, or payments of certain management or advisory fees or other extraordinary forms of compensation, unless prior written notice is given and, as of the date of and after giving effect to the making of the restricted payment:
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
Excess availability is generally defined under the ABL Facility as the difference between the borrowing base and the outstanding obligations of the borrowers (as such obligations are adjusted for changes in the level of reserves and certain other short term payables). During the year ended January 2, 2010, Holdings and Associated Materials were not prevented from making restricted payments by the ABL Facility’s restricted payments covenant. For the fourth quarter of 2009, the consolidated EBITDA of Holdings and its subsidiaries, as determined in accordance with the ABL Facility, exceeded 50% of the consolidated EBITDA for the fourth quarter of 2008.
Associated Materials’ excess availability under the ABL Facility was $139.8 million as of January 2, 2010. The excess availability will fluctuate throughout the course of the year based on a variety of factors impacting Associated Materials’ borrowing base and outstanding borrowings and other obligations. The borrowing base and the level of outstanding borrowings and other obligations are impacted by the seasonality of Associated Materials’ business, as sales and earnings are typically lower during the first quarter of each year, while working capital requirements increase prior to the peak selling season as inventories are built in advance of the peak selling season.
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
If an event of default under the ABL Facility occurs and is continuing, amounts outstanding under the ABL Facility may be accelerated upon notice, in which case the obligations of the lenders to make loans and arrange for letters of credit under the ABL Facility would cease. If an event of default relates to certain events of bankruptcy, insolvency or reorganization of Holdings, Associated Materials or the other borrowers and guarantors under the ABL Facility, the payment obligations of the borrowers under the ABL Facility will become automatically due and payable without any further action required.

9.875% Notes
General. In June 2009, Associated Materials issued $20.0 million of its 15% notes in a private placement to certain institutional investors. Net proceeds were approximately $15 million from the issuance of the 15% notes, net of funding fees and other transaction expenses.
On November 5, 2009, Associated Materials issued $200.0 million of 9.875% notes in a private offering. The 9.875% notes were issued by Associated Materials and Associated Materials Finance, Inc., a wholly owned subsidiary of Associated Materials (collectively, the “Issuers”) at a price of 98.757%. The net proceeds from the offering were used to discharge and redeem Associated Materials’ outstanding 9.75% notes and its outstanding 15% notes, and to pay fees and expenses related to the offering. The discharge was accomplished, effective upon closing of the offering of the 9.875% notes, by a deposit with the relevant trustees of funds sufficient to redeem the 9.75% notes and 15% notes and such funds were used to redeem the 9.75% notes and 15% notes on December 7, 2009. At January 2, 2010, the accreted balance of the 9.875% notes, net of the original issue discount, was $197.6 million.
The 9.875% notes bear interest at a rate of 9.875% per annum and will mature on November 15, 2016. Interest accrues on the 9.875% notes and is payable semi-annually on May 15th and November 15th of each year, commencing May 15, 2010. The Issuers are required to redeem the 9.875% notes no later than December 1, 2013, if as of October 15, 2013, AMH’s 11.25% notes remain outstanding, unless discharged or defeased, or if any indebtedness incurred by the Issuers or any of their holding companies to refinance such AMH 11.25% notes matures prior to the maturity date of the 9.875% notes. As of January 2, 2010, AMH had $431.0 million in aggregate principal amount of its 11.25% notes outstanding.
Prior to November 15, 2012, the Issuers may redeem all or a portion of the 9.875% notes at any time or from time to time at a price equal to 100% of the principal amount of the 9.875% notes plus accrued and unpaid interest, plus a “make-whole” premium. Beginning on November 15, 2012, the Issuers may redeem all or a portion of the 9.875% notes at a redemption price of 107.406%. The redemption price declines to 104.938% at November 15, 2013, to 102.469% at November 15, 2014 and to 100% on November 15, 2015 for the remaining life of the 9.875% notes. In addition, on or prior to November 15, 2012, the Issuers may redeem up to 35% of the 9.875% notes using the proceeds of certain equity offerings at a redemption price equal to 100% of the aggregate principal amount thereof, plus a premium equal to the interest rate per annum on the 9.875% notes, plus accrued and unpaid interest, if any, to the date of redemption.
The 9.875% notes and related guarantees are secured, subject to certain permitted liens, by second-priority liens on the assets that secure the ABL Facility’s indebtedness, namely substantially all of the Issuers’ and their U.S. subsidiaries’ tangible and intangible assets. The 9.875% notes are structurally senior to all of AMH’s indebtedness, including the 11.25% notes.
Covenants. The indenture governing the 9.875% notes (the “9.875% notes indenture”) contains covenants that, among other things and subject in each case to certain specified exceptions, limit the ability of the Issuers and of certain restricted subsidiaries: (i) to incur additional indebtedness unless Associated Materials meets a 2 to 1 consolidated coverage ratio test, or as permitted under specified available baskets; (ii) to make restricted payments; (iii) to incur restrictions on subsidiaries’ ability to make distributions or transfer assets to Associated Materials; (iv) to create, incur, affirm or suffer to exist any liens, (v) to sell assets or stock of subsidiaries; (vi) to enter into transactions with affiliates; and (vii) to merge or consolidate with, or sell all or substantially all assets to, a third party or undergo a change of control.
Under the restricted payments covenant in the 9.875% notes indenture, Associated Materials and its restricted subsidiaries cannot, subject to specified exceptions, make restricted payments unless: (i) the amount available for distribution of restricted payments under the 9.875% notes indenture (the “restricted payments basket”) exceeds the aggregate amount of the proposed restricted payment; (ii) Associated Materials is not in default under the 9.875% notes indenture; and (iii) the consolidated coverage ratio of Associated Materials exceeds 2 to 1. Consolidated coverage ratio is defined in the 9.875% notes indenture as the ratio of Associated Materials’ EBITDA to consolidated interest expense (each as defined in such indenture). Restricted payments (with certain exceptions) and net losses erode the restricted payment basket, while net income (by a factor of 50%), proceeds from equity issuances, and proceeds from investments and returns of capital increase the restricted payment basket. Restricted payments include paying dividends or making other distributions in respect of Associated Materials’ capital stock, purchasing, redeeming or otherwise acquiring capital stock or subordinated indebtedness of Associated Materials and making investments (other than certain permitted investments).

Irrespective of whether it is otherwise able to pay dividends under the restricted payments test described above, the 9.875% notes indenture permits the payment of dividends by Associated Materials to Holdings (and AMH) for the payment of interest on AMH’s 11.25% notes (or any refinancing thereof), in an aggregate amount not to exceed $125.0 million or if Associated Materials’ leverage ratio (as defined in the 9.875% notes indenture) is equal to or less than 4.5 to 1.00. The 9.875% notes indenture also permits dividends for the payment of principal on the 11.25% notes or AMH II’s 20% Senior Notes due 2014 (the “20% notes”) in an aggregate amount not to exceed $50 million when Associated Materials’ leverage ratio is equal to or less than 4.5 to 1.00.
Associated Materials’ ability to make restricted payments under the 9.875% notes indenture is subject to compliance with the other conditions to making restricted payments provided for in such indenture, to compliance with the restricted payments covenants in the ABL Facility, and to statutory limitations on the payment of dividends. At January 2, 2010, subject to the limitations to both the Indenture for 9.875% notes and the ABL Facility, Associated Materials could have upstreamed an additional $150.3 million, which is comprised of availability under the borrowing base and the cash on hand at year end.
Events of default. The 9.875% indenture provides for the following events of default: (i) default for 30 days in payment of interest on the 9.875% notes; (ii) default in payment of principal on the 9.875% notes; (iii) the failure by the Issuers or any of Associated Materials’ existing and future domestic restricted subsidiaries, other than Associated Materials Finance, Inc. (the “Subsidiary Guarantors”) to comply with other agreements in the Indenture or the 9.875% notes, in certain cases subject to notice and lapse of time; (iv) certain accelerations (including failure to pay within any grace period after final maturity) of other indebtedness of the Issuers or any significant subsidiary if the amount accelerated (or so unpaid) exceeds $10.0 million; (v) certain events of bankruptcy or insolvency with respect to the Issuers or any significant subsidiary; (vi) certain judgments or decrees for the payment of money in excess of $10.0 million; and (vii) certain defaults with respect to the subsidiary guarantees and the security documents creating a security interest in assets to secure the obligations under the 9.875% notes, the subsidiary guarantees and other pari passu secured indebtedness. If an event of default occurs and is continuing, the trustee or the holders of at least 25% in principal amount of the outstanding 9.875% notes may declare all the 9.875% notes to be due and payable. Certain events of bankruptcy or insolvency are events of default which will result in the 9.875% notes being due and payable immediately upon the occurrence of such events of default.
Change of control. In the event of a change of control of Associated Materials, as defined in the 9.875% notes indenture, holders of the 9.875% notes have the right to require Associated Materials to repurchase their 9.875% notes at a purchase price in cash equal to 101% of the principal amount thereof plus accrued and unpaid interest to the repurchase date.
11.25% Notes
General. As of January 2, 2010, AMH had $431.0 million in aggregate principal amount of its 11.25% notes outstanding. During the second quarter of 2009, AMH II purchased $15.0 million par value of AMH’s 11.25% notes directly from the AMH debtholders with funds loaned from Associated Materials for approximately $5.9 million. In exchange for the purchased 11.25% notes, AMH II was granted additional equity interests in AMH. As a result, AMH recorded a gain on debt extinguishment of $8.9 million for the year ended January 2, 2010.
The 11.25% notes are unsecured senior obligations of AMH, equal in right of payment with AMH’s existing and future unsecured senior indebtedness, senior in right of payment to any current or future indebtedness of AMH that is made subordinated to the 11.25% notes, effectively subordinated in right of payment to AMH’s existing and future secured debt, to the extent of the value of the assets securing such debt, and structurally subordinated to all obligations of existing and future subsidiaries of AMH, including Associated Materials. AMH’s payment obligations under the 11.25% notes are not guaranteed by Associated Materials or any other party. The 11.25% notes are redeemable at the option of AMH, currently at a redemption price of 103.750% (beginning on March 1, 2010), declining to 101.875% on March 1, 2011, and to 100% on March 1, 2012 for the remaining life of the 11.25% notes.

Prior to March 1, 2009, interest accrued at a rate of 11.25% per annum on the 11.25% notes in the form of an increase in the accreted value of the notes. Since March 1, 2009, cash interest has been accruing at a rate of 11.25% per annum on the 11.25% notes and is payable semi-annually in arrears on March 1st and September 1st of each year, with the first payment of cash interest under the 11.25% notes paid on September 1, 2009.
AMH is a holding company with no independent operations. Because AMH has no independent operations, it is dependent upon distributions, payments and loans from Associated Materials to service its indebtedness under the 11.25% notes. If Associated Materials were precluded from making restricted payments, either under its debt agreements or pursuant to statutory limitations on the payment of dividends, it would not be able to dividend or otherwise upstream sufficient funds to AMH to permit AMH to service its 11.25% notes. In that event, AMH would have to find alternative sources of liquidity to meet its obligations under the 11.25% notes.
Covenants. The indenture governing the 11.25% notes contains covenants that, among other things and subject in each case to certain specified exceptions, limit the ability of AMH and of certain restricted subsidiaries (including Holdings and Associated Materials): (i) to incur additional indebtedness unless (x) in the case of AMH, AMH meets a 2 to 1 consolidated coverage ratio test and (y) in the case of Associated Materials or its restricted subsidiaries, Associated Materials meets a 2 to 1 consolidated coverage ratio test, or as permitted under specified available baskets; (ii) to incur liens; (iii) to make restricted payments; (iv) to incur restrictions on the ability of the restricted subsidiaries of AMH to make distributions or transfer assets to AMH or its restricted subsidiaries; (v) to sell assets or stock of subsidiaries; (vi) to enter into transactions with affiliates; and (vi) to merge or consolidate with, or sell all or substantially all assets to, a third party or undergo a change of control.
Under the restricted payments covenant in the 11.25% notes indenture, AMH and its restricted subsidiaries (including Holdings and Associated Materials) cannot, subject to specified exceptions, make restricted payments unless: (i) the amount available for distribution of restricted payments under the 11.25% notes indenture (the “restricted payments basket”) exceeds the aggregate amount of the proposed restricted payment; (ii) AMH is not in default under the 11.25% notes indenture; and (iii) the consolidated coverage ratio of AMH exceeds 2 to 1.
Events of default. The 11.25% notes indenture provides for the following events of default: (i) default in the payment of interest, continued for 30 days; (ii) default in the payment of principal when due; (iii) failure by AMH to comply with its covenants in the 11.25% notes indenture, subject to applicable grace periods; (iv) payment default after maturity, or acceleration following other defaults with respect to, indebtedness of AMH or any significant subsidiary exceeding $10.0 million; (v) certain events of bankruptcy, insolvency or reorganization; and (vi) certain undischarged judgments or decrees for the payment of money exceeding a specified threshold. These events of default are generally similar to those provided for in the 9.875% notes indenture.
If an event of default occurs, the trustee or holders of 25% or more in aggregate principal amount of the notes may accelerate the notes. If an event of default relates to certain events of bankruptcy, insolvency or reorganization, the notes will automatically accelerate without any further action required by the trustee or holders of the notes.
Change of control. In the event of a change of control, as defined in the 11.25% notes indenture, of AMH, holders of the 11.25% notes have the right to require AMH to repurchase their notes at a purchase price in cash equal to 101% of the accreted value thereof plus accrued and unpaid interest to the repurchase date.
Parent Company Indebtedness
AMH’s direct parent company, AMH II, is a holding company with no independent operations. In connection with a December 2004 recapitalization transaction, AMH II was formed and subsequently issued $75 million of 13.625% notes. In June 2009, AMH II entered into an exchange agreement pursuant to which it paid $20.0 million in cash and issued $13.066 million original principal amount of its 20% notes in exchange for all of its outstanding 13.625% notes. Interest on AMH II’s 20% notes is payable in cash semi-annually in arrears or may be added to the then outstanding principal amount of the 20% notes and paid at maturity on December 1, 2014. In accordance with the principles described in FASB ASC 470-60, Troubled Debt Restructurings by Debtors (“ASC 470-60”), AMH II recorded a troubled debt restructuring gain of approximately $19.2 million during the second quarter of 2009. In November 2009, Associated Materials redeemed its 15% notes that were issued in June 2009. As a result of applying ASC 470-60 on a consolidated basis, AMH II recorded an additional debt restructuring gain of $10.3 million during the fourth quarter of 2009. The additional gain primarily consisted of the write-off of all future accrued interest of Associated Materials’ 15% notes that were redeemed and discharged in connection with Associated Materials’ issuance of its 9.875% notes. As of January 2, 2010, AMH II had $13.066 million in aggregate principal amount of its 20% notes outstanding, and had recorded an additional liability of $23.7 million in accrued interest related to all future interest payments on its 20% notes in accordance with ASC 470-60. As of January 2, 2010, total AMH II debt, including that of its consolidated subsidiaries, was approximately $675.4 million, which includes $23.7 million of accrued interest related to all future interest payments on AMH II’s 20% notes.

AMH, Holdings and Associated Materials are each restricted subsidiaries under the indenture for AMH II’s 20% notes and are therefore subject to the covenants and events of default described therein. Covenants and events of default with respect to AMH II’s 20% notes are generally similar to those provided for in the 9.875% notes indenture and the indenture governing AMH’s 11.25% notes.
Because AMH II has no independent operations, it is dependent upon distributions, payments and loans from Associated Materials and AMH to service its indebtedness under the 20% notes. However, unlike AMH II’s previously outstanding 13.625% notes, all of which were exchanged for the 20% notes in June 2009, interest on AMH II’s 20% notes may be added to the then outstanding principal amount of the 20% notes and paid at maturity on December 1, 2014. If Associated Materials and AMH were unable to or were precluded from making restricted payments, either under their debt agreements or pursuant to statutory limitations on the payment of dividends, AMH would not be able to dividend or otherwise upstream sufficient funds to AMH II to allow AMH II to make the payments due on its 20% notes at maturity. Under such a scenario, AMH II would have to find alternative sources of liquidity to meet its obligations under the 20% notes. AMH does not guarantee the 20% notes and has no obligation to make any payments with respect thereto.
If Associated Materials were unable to meet its indebtedness obligations with respect to the ABL Facility or the 9.875% notes, or if either of AMH or AMH II, were not able to meet its indebtedness obligations under the 11.25% notes or the 20% notes, as the case may be, or if an event of default were otherwise to occur with respect to any of such indebtedness obligations, and such indebtedness obligations could not be refinanced or amended to eliminate the default, then the lenders under the ABL Facility (in the case of an event of default under that facility) or the holders of the applicable series of notes (in the case of an event of default under those notes) could declare the applicable indebtedness obligations due and payable and exercise any remedies available to them. Any event of default under the 9.875% notes could in turn trigger a cross-default under the ABL Facility, and any acceleration of the ABL Facility, the 9.875% notes or the 11.25% notes could, in turn, result in an event of default under the other indebtedness obligations of the relevant obligor on such indebtedness and its parent companies, allowing the holders of such indebtedness likewise to declare all such indebtedness obligations due and payable and exercise any remedies available to them.
POTENTIAL IMPLICATIONS OF CURRENT TRENDS AND CONDITIONS IN THE BUILDING PRODUCTS INDUSTRY ON THE COMPANY’S LIQUIDITY AND CAPITAL RESOURCES
The Company believes its cash flows from operations and Associated Materials’ borrowing capacity under the ABL Facility will be sufficient to satisfy its obligations to pay principal and interest on its outstanding debt, maintain current operations and provide sufficient capital, as well as pay dividends or make other upstream payments sufficient for AMH to be able to service its debt obligations through 2010. However, as discussed under “- Overview” above, the building products industry continues to be negatively impacted by a weak housing market, with a number of factors contributing to lower current demand for the Company’s products, including reduced numbers of existing home sales and new housing starts and depreciation in housing prices. If these trends continue, the Company’s ability to generate cash sufficient to meet its existing indebtedness obligations could be adversely affected, and the Company could be required either to find alternate sources of liquidity or to refinance its existing indebtedness in order to avoid defaulting on its debt obligations.

The ability of the Company to generate sufficient funds and have sufficient restricted payments capability both to service its own debt obligations and to allow the Company to pay dividends or make other upstream payments sufficient for AMH II to be able to service their respective obligations will be dependent in large part on the impact of building products industry conditions on the Company’s business, profitability and cash flows and on the ability of the Company and/or its parent company to refinance its indebtedness. There can be no assurance that the Company and/or AMH II would be able to obtain any necessary consents or waivers in the event any of them is unable to service or were to otherwise default under their debt obligations, or that any of them would be able to successfully refinance their indebtedness. The ability to refinance any indebtedness may be made more difficult to the extent that current building products industry and credit market conditions continue to persist. The inability of the Company and/or AMH II to service or refinance their indebtedness would likely have a material adverse effect on the Company and/or AMH II.
For additional information regarding these and similar risks, see Item 1A. “Risk Factors.”
CONTRACTUAL OBLIGATIONS
The Company has commitments for maturities of long-term debt, obligations under defined benefit pension plans, and future minimum lease payments under noncancelable operating leases principally for manufacturing and distribution facilities and certain equipment. The following summarizes certain of the Company’s scheduled maturities of long-term debt, scheduled interest payments on the 9.875% notes and 11.25% notes, estimated required contributions to its defined benefit pension plans, and obligations for future minimum lease payments under non-cancelable operating leases at January 2, 2010 and the effect such obligations are expected to have on the Company’s liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
							After
	Total	2010	2011	2012	2013	2014	2014
Long-term debt (1)	$641,000	$—	$—	$—	$10,000	$431,000	$200,000
Interest payments on 11.25% notes	218,196	48,488	48,488	48,488	48,488	24,244	—
Interest payments on 9.875% notes	138,799	20,299	19,750	19,750	19,750	19,750	39,500
Operating leases (2)	146,149	33,740	28,748	23,640	19,510	14,787	25,724
Expected pension contributions (3)	40,985	5,738	9,498	9,365	8,672	7,712	—

(1)	Represents principal amounts, but not interest. The Company’s long-term debt consists of the $10.0 million outstanding balance under Associated Materials’ ABL Facility as of January 2, 2010, $431.0 million of the 11.25% notes and $200.0 million of the 9.875% notes. The Company is not able to estimate reasonably the cash payments for interest associated with the ABL Facility due to the significant estimation required related to both market rates as well as projected principal payments. The stated maturity date of the 11.25% notes is March 1, 2014 and the stated maturity date of the 9.875% notes is November 15, 2016. However, if the 11.25% notes remain outstanding as of October 15, 2013, or if any indebtedness incurred by the Company or its parent company to refinance the 11.25% notes has a maturity date which is earlier than that of the 9.875% notes, then the Company will be required to redeem the entire principal amount outstanding of the 9.875% notes no later than December 1, 2013. See Note 7 to the consolidated financial statements for further details.

(2)	For additional information on the Company’s operating leases, see Note 8 to the consolidated financial statements.

(3)	Although subject to change, the amounts set forth in the table above represent the estimated minimum funding requirements under current law. Due to uncertainties regarding significant assumptions involved in estimating future required contributions to the Company’s pension plans, including: (i) interest rate levels, (ii) the amount and timing of asset returns, and (iii) what, if any, changes may occur in pension funding legislation, the estimates in the table may differ materially from actual future payments. The Company cannot reasonably estimate payments beyond 2014.

Net long-term deferred income tax liabilities as of January 2, 2010 were $35.0 million. This amount is not included in the contractual obligations table because the Company believes this presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax bases of assets and liabilities and their respective book bases, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, the Company believes scheduling deferred income tax liabilities as payments due by period could be misleading, because this scheduling would not relate to liquidity needs. At January 2, 2010, the Company had unrecognized tax benefits of $1.0 million relating to uncertain tax positions. Due to the high degree of uncertainty regarding the timing of future cash flows associated with these tax positions, the Company is unable to estimate when cash settlement may occur.
Consistent with industry practice, the Company provides to homeowners limited warranties on certain products, primarily related to window and siding product categories. The Company has recorded reserves of approximately $33.0 million at January 2, 2010 related to warranties issued to homeowners. The Company estimates that approximately $6.4 million of payments will be made in 2010 to satisfy warranty obligations. However, the Company cannot reasonably estimate payments by year for 2011 and thereafter due to the nature of the obligations under these warranties.
There can be no assurance that the Company’s cash flow from operations, combined with additional borrowings under the ABL Facility, will be available in an amount sufficient to enable the Company to repay its indebtedness or to fund its other liquidity needs or planned capital expenditures. The Company may need to refinance all or a portion of its indebtedness on or before their respective maturities. Although the stated maturity date of the 9.875% notes is November 15, 2016, if the 11.25% notes remain outstanding as of October 15, 2013, or if any indebtedness incurred by the Company or its parent company to refinance the 11.25% notes has a maturity date which is prior to that of the 9.875% notes, then the Company will be required to redeem the entire principal amount outstanding of 9.875% notes no later than December 1, 2013. There can be no assurance that the Company will be able to refinance any of its indebtedness on commercially reasonable terms or at all.
OFF-BALANCE SHEET ARRANGEMENTS
The Company has no special purpose entities or off-balance sheet debt, other than operating leases in the ordinary course of business, which are disclosed in Note 8 to the consolidated financial statements.
At January 2, 2010, the Company had stand-by letters of credit of $9.1 million with no amounts drawn under the stand-by letters of credit. These letters of credit reduce the availability under the ABL Facility. Letters of credit are purchased guarantees that ensure the Company’s performance or payment to third parties in accordance with specified terms and conditions.
Under certain agreements, indemnification provisions may require the Company to make payments to third parties. In connection with certain facility leases, the Company may be required to indemnify its lessors for certain claims. Also, the Company may be required to indemnify its directors, officers, employees and agents to the maximum extent permitted under the laws of the State of Delaware. The duration of these indemnity provisions under the terms of each agreement varies. The majority of indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. In 2009, the Company did not make any payments under any of these indemnification provisions or guarantees, and the Company has not recorded any liability for these indemnities in the accompanying consolidated balance sheets.
RELATED PARTY TRANSACTIONS
The Company entered into a management advisory agreement with Investcorp International Inc. (“III”) for management advisory, strategic planning and consulting services, for which the Company paid III the total due under the agreement of $6.0 million on December 22, 2004. As described in the management advisory agreement with III, $4.0 million of this management fee relates to services to be provided during the first year of the agreement, with $0.5 million related to services to be provided each year of the remaining four year term of the agreement. The term of the management advisory agreement ended on December 22, 2009. The Company expensed the prepaid management fee in accordance with the services provided over the life of the agreement and recorded $0.5 million of expense in connection with this agreement for each of the years ended January 2, 2010, January 3, 2009, and December 29, 2007, which are included in selling, general and administrative expenses in the consolidated statements of operations.

On November 5, 2009, the Company entered into a financing advisory services agreement with III, which financing advisory services agreement provided for the payment to III of a one-time fee in exchange for certain financing advisory services. In connection with such agreement, a fee, equal to 0.667%, or approximately $1.3 million, of the total proceeds of the 9.875% notes offering was paid to III upon the issuance of the 9.875% notes.
The Company entered into an amended and restated management agreement with Harvest Partners in December 2004 for financial advisory and strategic planning services. For these services, Harvest Partners receives an annual fee payable on a quarterly basis in advance, beginning on the date of execution of the original agreement. The fee is adjusted on a yearly basis in accordance with the U.S. Consumer Price Index. The Company paid approximately $0.9 million, $0.9 million and $0.8 million of management fees to Harvest Partners for the years ended January 2, 2010, January 3, 2009, and December 29, 2007, respectively, which are included in selling, general and administrative expenses in the consolidated statements of operations. The agreement also provides that Harvest Partners will receive transaction fees in connection with financings, acquisitions and divestitures of the Company. Such fees will be a percentage of the applicable transaction. In December 2004, Harvest Partners and III entered into an agreement pursuant to which they agreed that any transaction fee that becomes payable under the amended management agreement after December 22, 2004 will be shared equally by Harvest Partners and III. The initial term of the management agreement concluded on March 31, 2007. The term has been automatically renewed for one-year periods since that date and will continue to automatically renew for one-year periods on March 31st of each year provided written notice of termination has not been given by Harvest Partners at least three years prior to the end of the applicable term.
On November 5, 2009, the Company entered into a financing advisory services agreement with Harvest Partners, which finance advisory services agreement provided for the payment to Harvest Partners of a one-time fee in exchange for certain financing advisory services. In connection with such agreement, a fee equal to 0.333%, or approximately $0.7 million, of the total proceeds of the 9.875% notes offering was paid to Harvest Partners upon the issuance of the 9.875% notes.
As of January 2, 2010 and January 3, 2009, the Company has a payable to its direct parent company totaling approximately $14.8 million and $10.5 million, respectively. The balances outstanding with its direct parent company relates primarily to amounts owed under the Company’s tax sharing agreement with its direct parent company, which include the Company on its consolidated tax return, totaling $16.0 million and $11.7 million at January 2, 2010 and January 3, 2009, respectively, offset by $1.2 million of amounts due for fees paid by the Company on behalf of its direct parent company in connection with its formation.
In June 2009, at the time the Company entered into the purchase agreement pursuant to which it issued its 15% notes (which were redeemed and discharged in connection with the issuance of its 9.875% notes in November 2009), Associated Materials entered into an intercompany loan agreement with AMH II, pursuant to which Associated Materials agreed to periodically make loans to AMH II in an amount not to exceed an aggregate outstanding principal amount of approximately $33.0 million at any one time, plus accrued interest. Interest accrues at a rate of 3% per annum and is added to the then outstanding principal amount on a semi-annual basis. The principal amount and accrued but unpaid interest thereon will mature on May 1, 2015. As of January 2, 2010, the principal amount of borrowings by AMH II under this intercompany loan agreement and accrued interest thereon was $27.2 million. The Company believes that AMH II will have the ability to repay the loan in accordance with its stated terms. Due to the related party nature and the underlying terms of the intercompany loan with AMH II, the Company has deemed it not practical to assign and disclose a fair value estimate.
For additional information on related party transactions, see Item 13. “Certain Relationships and Related Transactions” and Note 2 to the consolidated financial statements.

EFFECTS OF INFLATION
The principal raw materials used by the Company are vinyl resin, aluminum, steel, resin stabilizers and pigments, glass, window hardware, and packaging materials, all of which have historically been subject to price changes. Raw material pricing on the Company’s key commodities has increased significantly over the past three years. In response, the Company announced price increases over the past several years on certain of its product offerings to offset the inflation of raw materials, and continually monitors market conditions for price changes as warranted. The Company’s ability to maintain gross margin levels on its products during periods of rising raw material costs depends on the Company’s ability to obtain selling price increases. Furthermore, the results of operations for individual quarters can and have been negatively impacted by a delay between the timing of raw material cost increases and price increases on the Company’s products. There can be no assurance that the Company will be able to maintain the selling price increases already implemented or achieve any future price increases. At January 2, 2010, the Company had no raw material hedge contracts in place.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 1 “Accounting Polices — Recent Accounting Pronouncements” of the consolidated financial statements for a description of recent accounting pronouncements, including the respective dates of adoption and effects on the Company’s financial position, results of operations and cash flows.
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
Revenue Recognition. The Company primarily sells and distributes its products through two channels: direct sales from its manufacturing facilities to independent distributors and dealers and sales to contractors through its company-operated supply centers. Direct sales revenue is recognized when the Company’s manufacturing facility ships the product. Sales to contractors are recognized either when the contractor receives product directly from the supply centers or when the supply centers deliver the product to the contractor’s job site. For both direct sales to independent distributors and sales generated through the Company’s supply centers, revenue is not recognized until collectibility is reasonably assured. A substantial portion of the Company’s sales is in the repair and replacement segment of the building products industry. Therefore, vinyl windows are manufactured to specific measurement requirements received from the Company’s customers.
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
Goodwill and Other Intangible Assets. Under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Intangibles—Goodwill and Other (SFAS No. 142), goodwill and intangible assets with indefinite useful lives must be reviewed for impairment annually or when factors indicating impairment are present. The impairment test is conducted using an income approach, which considers forecasted operating results discounted at an estimated weighted average cost of capital (herein referred to as the discount rate). The goodwill resulting from the April 2002 merger transaction was solely related to the Company’s Alside division, while the goodwill related to the August 2003 acquisition of Gentek Holdings, LLC was solely related to the acquired entity. Accordingly, the Company maintains two reporting units for purposes of its goodwill impairment test.
The valuation analysis requires significant judgments and estimates to be made by management, primarily regarding expected growth rates, the terminal EBITDA multiple and the discount rate. Expected growth rates were determined based on internally developed forecasts considering future financial plans of the Company. The terminal EBITDA multiple was established based on an analysis of comparable public companies’ debt-free multiples and recent comparable market transaction multiples. The discount rate used was estimated based on an analysis of comparable companies’ weighted average costs of capital which considered market assumptions obtained from independent sources. Estimates could be materially impacted by factors such as specific industry conditions and changes in growth trends. The assumptions used were management’s best estimates based on projected results and market conditions as of the date of testing, which was the beginning of the fourth quarter of 2009.
The Company also performs an impairment analysis over its intangible assets annually (at the beginning of the fourth quarter of 2009) or when factors indicating impairment are present. There were no indicators of impairment noted in 2009 that would require an impairment analysis to be performed over the Company’s finite lived intangible assets.
The valuation analyses performed over the Company’s goodwill reporting units and indefinite lived intangible assets resulted in estimated fair values that exceeded their carrying values. As a result, both reporting units and all indefinite lived intangible assets passed Step 1 of the impairment analysis which did not indicate potential impairment.

Given the significant amount of goodwill and other intangible assets as a result of the April 2002 merger transaction and the August 2003 acquisition of Gentek, any future impairment of goodwill and other intangible assets could have an adverse effect on the Company’s results of operations and financial position.
Pensions. The Company’s pension costs are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates and expected return on plan assets. In selecting these assumptions, management considers current market conditions, including changes in interest rates and market returns on plan assets. Changes in the related pension benefit costs may occur in the future due to changes in assumptions. See Note 15 of the consolidated financial statements for further analysis regarding the sensitivity of the key assumptions applied in the actuarial valuations.
Product Warranty Costs and Service Returns. Consistent with industry practice, the Company provides to homeowners limited warranties on certain products, primarily related to window and siding product categories. Warranties are of varying lengths of time from the date of purchase up to and including lifetime. Warranties cover product failures such as stress cracks and seal failures for windows and fading and peeling for siding products, as well as manufacturing defects. The Company has various options for remedying product warranty claims including repair, refinishing or replacement and directly incurs the cost of these remedies. Warranties also become reduced under certain conditions of time and change in home ownership. Certain metal coating suppliers provide warranties on materials sold to the Company that mitigate the costs incurred by the Company. Reserves for future warranty costs are provided based on management’s estimates of such future costs using historical trends of claims experience, sales history of products to which such costs relate, and other factors. An independent actuary assists the Company in determining reserve amounts related to significant specific product failures.
CERTAIN FORWARD-LOOKING STATEMENTS
All statements other than statements of historical facts included in this report regarding the prospects of the industry and the Company’s prospects, plans, financial position and business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “should,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “predict,” “potential” or “continue” or the negatives of these terms or variations of them or similar terminology. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it does not assure that these expectations will prove to be correct. Such statements reflect the current views of the Company’s management with respect to its operations, results of operations and future financial performance. The following factors are among those that may cause actual results to differ materially from the forward-looking statements:
•	the Company’s operations and results of operations;
•	further declines in home building and remodeling industries, economic conditions and changes in interest rates, foreign currency exchange rates and other conditions;
•	further deteriorations in availability of consumer credit, employment trends, levels of consumer confidence and spending, and consumer preferences;
•	changes in raw material costs and availability;
•	market acceptance of price increases;
•	further decline in national and regional trends in new housing starts and home remodeling;
•	changes in weather conditions;
•	the Company’s ability to comply with certain financial covenants in Associated Materials’ ABL Facility with Wells Fargo Securities, LLC (formerly known as Wachovia Capital Markets) and CIT Capital Securities LLC, as joint lead arrangers, Wachovia Bank, N.A., as agent, and the lenders party thereto and the indentures governing its 9.875% notes and 11.25% notes;

•	the Company’s ability to make distributions, payments or loans to its parent company to allow it to make required payments on its debt;
•	the ability of the Company and its parent company to refinance indebtedness when required;
•	increases in competition from other manufacturers of vinyl and metal exterior residential building products as well as alternative building products;
•	further decline in market demand;
•	increases in the Company’s indebtedness;
•	increases in costs of environmental compliance or environmental liabilities;
•	increases in unanticipated warranty or product liability claims;
•	increases in capital expenditure requirements; and
•	the other factors discussed under Item 1A. “Risk Factors” and elsewhere in this report.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE RISK
The Company has outstanding borrowings under Associated Materials’ ABL Facility and may incur additional borrowings from time to time for general corporate purposes, including working capital and capital expenditures. The interest rate applicable to outstanding loans under the ABL Facility is, at Associated Materials’ option, equal to either a United States or Canadian adjusted base rate plus an applicable margin ranging from 1.25% to 2.25%, or LIBOR plus an applicable margin ranging from 3.00% to 4.00%, with the applicable margin in each case depending on Associated Materials’ quarterly average “excess availability” (as defined). At January 2, 2010, Associated Materials had borrowings outstanding of $10.0 million under the ABL Facility. The effect of a 1.00% increase or decrease in interest rates would increase or decrease total annual interest expense by approximately $0.1 million.
The Company has $431.0 million of senior discount notes due 2014 that bear a fixed interest rate of 11.25%. The fair value of the 11.25% notes is sensitive to changes in interest rates. In addition, the fair value is affected by the Company’s overall credit rating, which could be impacted by changes in the Company’s future operating results. The fair value of the 11.25% notes at January 2, 2010 was $415.9 million based upon their quoted market price.
The Company has $200.0 million aggregate principal at maturity in 2016 of senior secured second lien notes that bear a fixed interest rate of 9.875%. The fair value of the 9.875% notes is sensitive to changes in interest rates. In addition, the fair value is affected by the Company’s overall credit rating, which could be impacted by changes in the Company’s future operating results. As the Company’s offer to exchange all of its outstanding privately placed 9.875% notes for newly registered 9.875% notes was not completed until February 2010, the fair value of the 9.875% notes at January 2, 2010 was estimated to be $197.5 million based upon the pricing determined in the private offering of the 9.875% notes at the time of issuance in November 2009.

FOREIGN CURRENCY EXCHANGE RATE RISK
The Company’s revenues are primarily from domestic customers and are realized in U.S. dollars. However, the Company realizes revenues from sales made through Gentek’s Canadian distribution centers in Canadian dollars. The Company’s Canadian manufacturing facilities acquire raw materials and supplies from U.S. vendors, which results in foreign currency transactional gains and losses upon settlement of the obligations. Payment terms among Canadian manufacturing facilities and these vendors are short-term in nature. The Company may, from time to time, enter into foreign exchange forward contracts with maturities of less than three months to reduce its exposure to fluctuations in the Canadian dollar. At January 2, 2010, the Company was a party to foreign exchange forward contracts for Canadian dollars, the value of which was immaterial at January 2, 2010.
For the year ended January 2, 2010, the Company experienced foreign currency translation gains totaling $10.8 million, net of tax, which were included in accumulated other comprehensive loss. A 10% strengthening or weakening from the levels experienced during 2009 of the U.S. dollar relative to the Canadian dollar would have resulted in a $1.9 million decrease or increase, respectively, in net income for the year ended January 2, 2010.
COMMODITY PRICE RISK
See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Effects of Inflation” for a discussion of the market risk related to the Company’s principal raw materials — vinyl resin, aluminum, and steel.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
AMH HOLDINGS, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Member of
AMH Holdings, LLC
We have audited the accompanying consolidated balance sheet of AMH Holdings, LLC and subsidiaries (the “Company”) as of January 2, 2010, and the related consolidated statements of operations, member’s equity (deficit) and comprehensive income (loss), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMH Holdings, LLC and subsidiaries at January 2, 2010, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ DELOITTE & TOUCHE LLP
Cleveland, Ohio
April 2, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Member of
AMH Holdings, LLC
We have audited the accompanying consolidated balance sheet of AMH Holdings, LLC and subsidiaries as of January 3, 2009, and the related consolidated statements of operations, member’s equity and comprehensive income, and cash flows for each of the two years in the period ended January 3, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMH Holdings, LLC and subsidiaries at January 3, 2009, and the consolidated results of their operations and their cash flows for the two years in the period ended January 3, 2009 in conformity with U.S. generally accepted accounting principles.
/s/ ERNST & YOUNG LLP
Akron, Ohio
March 31, 2009

AMH HOLDINGS, LLC
CONSOLIDATED BALANCE SHEETS
(In thousands)

	January 2,	January 3,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$55,855	$6,709
Accounts receivable, net of allowance for doubtful accounts of $8,015 at January 2, 2010 and $13,160 at January 3, 2009	114,355	116,878
Inventories	115,394	141,170
Deferred income taxes	3,341	12,183
Prepaid expenses	8,945	10,486

Total current assets	297,890	287,426
Property, plant and equipment, net	109,037	115,156
Goodwill	231,263	231,358
Other intangible assets, net	96,081	99,131
Receivable from parent	27,237	—
Other assets	24,217	17,650

Total assets	$785,725	$750,721

LIABILITIES AND MEMBER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$87,580	$54,520
Payable to parent	14,848	10,526
Accrued liabilities	73,087	54,449
Deferred income taxes	2,312	—
Income taxes payable	1,112	6,578

Total current liabilities	178,939	126,073
Deferred income taxes	34,977	45,346
Other liabilities	61,326	53,655
Long-term debt	638,552	659,095
Commitments and contingencies
Member’s equity (deficit):
Membership interest	155,981	150,043
Accumulated other comprehensive loss	(7,810)	(18,813)
Accumulated deficit	(276,240)	(264,678)

Total member’s deficit	(128,069)	(133,448)

Total liabilities and member’s deficit	$785,725	$750,721

See accompanying notes to consolidated financial statements.

AMH HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Years Ended
	January 2,	January 3,	December 29,
	2010	2009	2007
Net sales	$1,046,107	$1,133,956	$1,204,056
Cost of sales	765,691	859,107	899,839

Gross profit	280,416	274,849	304,217
Selling, general and administrative expenses	204,610	212,025	208,001
Manufacturing restructuring costs	5,255	1,783	—

Income from operations	70,551	61,041	96,216
Interest expense, net	72,626	70,777	69,703
Net gain on debt extinguishment	(118)	—	—
Foreign currency (gain) loss	(184)	1,809	(227)

Income (loss) before income taxes	(1,773)	(11,545)	26,740
Income taxes	5,520	57,598	10,986

Net income (loss)	$(7,293)	$(69,143)	$15,754

See accompanying notes to consolidated financial statements.

AMH HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY
(DEFICIT) AND COMPREHENSIVE INCOME (LOSS)
(In thousands)

					Accumulated
					Other	Total
	Common	Capital in	Membership	Accumulated	Comprehensive	Member’s
	Stock	Excess Of Par	Interest	Deficit	Income (Loss)	Equity
Balance at December 30, 2006	—	$150,043	$—	$(194,960)	$(3,207)	$(48,124)
Comprehensive income:
Net income	—	—	—	15,754	—	15,754
Unrecognized prior service cost and net loss, net of tax	—	—	—	—	(755)	(755)
Foreign currency translation adjustments	—	—	—	—	11,141	11,141

Total comprehensive income						26,140
Conversion to limited liability corporation	—	(150,043)	150,043	—	—	—
Dividends to parent company	—	—	—	(8,018)	—	(8,018)

Balance at December 29, 2007	—	—	150,043	(187,224)	7,179	(30,002)

Comprehensive loss:
Net loss	—	—	—	(69,143)	—	(69,143)
Unrecognized prior service cost and net loss, net of tax	—	—	—	—	(5,477)	(5,477)
Deferred tax valuation allowance	—	—	—	—	(3,900)	(3,900)
Foreign currency translation adjustments	—	—	—	—	(16,615)	(16,615)

Total comprehensive loss						(95,135)
Dividends to parent company	—	—	—	(8,311)	—	(8,311)

Balance at January 3, 2009	—	—	150,043	(264,678)	(18,813)	(133,448)

Comprehensive income:
Net loss	—	—	—	(7,293)	—	(7,293)
Unrecognized prior service cost and net loss, net of tax	—	—	—	—	217	217
Foreign currency translation adjustments, net of tax	—	—	—	—	10,786	10,786

Total comprehensive income						3,710
Capital contribution from parent of 11.25% notes	—	—	5,938	—	—	5,938
Dividends to parent company	—	—	—	(4,269)	—	(4,269)

Balance at January 2, 2010	—	$—	$155,981	$(276,240)	$(7,810)	$(128,069)

See accompanying notes to consolidated financial statements.

AMH HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended
	January 2,	January 3,	December 29,
	2010	2009	2007
OPERATING ACTIVITIES
Net income (loss)	$(7,293)	$(69,143)	$15,754
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	22,169	22,698	22,062
Deferred income taxes	1,444	41,905	(18,807)
Provision for losses on accounts receivable	10,363	8,000	3,316
Loss on sale or disposal of assets other than by sale	509	2,060	481
Net gain on debt extinguishment	(118)	—	—
Non-cash interest income	(418)	—	—
Non-cash portion of manufacturing restructuring costs	5,255	1,577	—
Amortization of deferred financing costs and accretion on senior discount notes	11,689	49,828	45,167
Amortization of management fee	500	500	500
Changes in operating assets and liabilities, adjusted for the effects of the acquisition of supply center:
Accounts receivable	(2,909)	5,679	(2,168)
Inventories	30,392	(13,532)	3,619
Prepaid expenses	1,326	(391)	(2,134)
Accounts payable	28,794	(18,642)	(2,474)
Accrued liabilities	16,892	(8,567)	(1,487)
Income taxes receivable/payable and payable to parent	(1,286)	(834)	7,213
Other assets	2,315	(1,739)	1,516
Other liabilities	2,262	(3,137)	(1,207)

Net cash provided by operating activities	121,886	16,262	71,351

INVESTING ACTIVITIES
Additions to property, plant and equipment	(8,733)	(11,498)	(12,393)
AMH II intercompany loan	(26,819)	—	—
Acquisition of supply center	—	—	(801)
Proceeds from sale of assets	—	25	19

Net cash used in investing activities	(35,552)	(11,473)	(13,175)

FINANCING ACTIVITIES
Net (repayments) / borrowings under ABL Facility	(46,000)	56,000	—
Repayments of term loan	—	(61,000)	(45,000)
Issuance of senior notes	217,514	—	—
Cash paid to redeem senior notes	(189,544)	—	—
Financing costs	(16,455)	(5,371)	—
Dividends paid	(4,269)	(8,311)	(8,018)

Net cash used in financing activities	(38,754)	(18,682)	(53,018)

Effect of exchange rate changes on cash and cash equivalents	1,566	(1,001)	1,430

Net increase (decrease) in cash and cash equivalents	49,146	(14,894)	6,588
Cash and cash equivalents at beginning of year	6,709	21,603	15,015

Cash and cash equivalents at end of year	$55,855	$6,709	$21,603

Supplemental Information:
Cash paid for interest	$44,890	$21,091	$24,741

Cash paid for income taxes	$6,064	$16,860	$22,594

See accompanying notes to consolidated financial statements.

AMH HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ACCOUNTING POLICIES
NATURE OF OPERATIONS
AMH Holdings, LLC (“AMH”), formerly AMH Holdings, Inc., was created on February 19, 2004. AMH has no material assets or operations other than its 100% ownership of Associated Materials Holdings, LLC (“Holdings”), which in turn has no material assets or operations other than its 100% ownership of Associated Materials, LLC (“Associated Materials”). AMH, Holdings and Associated Materials are collectively referred to as the “Company”. The Company is a wholly owned subsidiary of AMH Holdings II, Inc. (“AMH II”), which is controlled by affiliates of Investcorp S.A. (“Investcorp”) and Harvest Partners, L.P. (“Harvest Partners”). Holdings, AMH and AMH II do not have material assets or operations other than a direct or indirect ownership of the membership interest of Associated Materials.
Associated Materials, was originally formed in Delaware in 1983 and is a leading, vertically integrated manufacturer and distributor of exterior residential building products in the United States and Canada. Associated Materials’ core products include vinyl windows, vinyl siding, aluminum trim coil, and aluminum and steel siding and accessories.
BASIS OF PRESENTATION
The Company operates on a 52/53 week fiscal year that ends on the Saturday closest to December 31st. The Company’s 2009, 2008, and 2007 fiscal years ended on January 2, 2010, January 3, 2009, and December 29, 2007, respectively. The fiscal year ended January 3, 2009 included 53 weeks of operations, with the additional week recorded in the fourth quarter of fiscal 2008. The fiscal years ended January 2, 2010 and December 29, 2007 included 52 weeks of operations.
PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances are eliminated in consolidation.
USE OF ESTIMATES
The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, the Company evaluates its estimates, including those related to customer programs and incentives, bad debts, inventories, warranties, valuation allowance for deferred tax assets, share-based compensation and pensions and benefits. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
REVENUE RECOGNITION
The Company primarily sells and distributes its products through two channels: direct sales from its manufacturing facilities to independent distributors and dealers and sales to contractors through its company-operated supply centers. Direct sales revenue is recognized when the Company’s manufacturing facility ships the product. Sales to contractors are recognized either when the contractor receives product directly from the supply centers or when the supply centers deliver the product to the contractor’s job site. For both direct sales to independent distributors and dealers and sales generated from the Company’s supply centers, revenue is not recognized until collectibility is reasonably assured. A substantial portion of the Company’s sales is in the repair and replacement segment of the building products industry. Therefore, vinyl windows are manufactured to specific measurement requirements received from the Company’s customers. In 2009 and 2008, sales to one customer represented approximately 13% and 11% of total net sales, respectively. No individual customer accounted for 10% or more of the Company’s total net sales during 2007.

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

	Years Ended
	January 2,	January 3,	December 29,
	2010	2009	2007
Balance at beginning of period	$13,160	$9,363	$8,698
Provision for losses	10,363	8,000	3,316
Losses sustained (net of recoveries)	(15,508)	(4,203)	(2,651)

Balance at end of period	$8,015	$13,160	$9,363

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
GOODWILL AND OTHER INTANGIBLE ASSETS WITH INDEFINITE LIVES
The Company reviews goodwill and other intangible assets with indefinite lives for impairment on an annual basis, or more frequently if events or circumstances change that would impact the value of these assets, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Intangibles—Goodwill and Other (SFAS No. 142). The impairment test is conducted using an income approach. As the Company does not have a market for its equity, management performs the annual impairment analysis utilizing a discounted cash flow model, which considers forecasted operating results discounted at an estimated weighted average cost of capital. The Company conducted its impairment test at the beginning of the fourth quarter of 2009 noting no impairment to its goodwill or other intangible assets with indefinite lives.
PRODUCT WARRANTY COSTS AND SERVICE RETURNS
Consistent with industry practice, the Company provides to homeowners limited warranties on certain products, primarily related to window and siding product categories. Warranties are of varying lengths of time from the date of purchase up to and including lifetime. Warranties cover product failures such as stress cracks and seal failures for windows and fading and peeling for siding products, as well as manufacturing defects. The Company has various options for remedying product warranty claims including repair, refinishing or replacement and directly incurs the cost of these remedies. Warranties also become reduced under certain conditions of time and change in home ownership. Certain metal coating suppliers provide warranties on materials sold to the Company that mitigate the costs incurred by the Company. Reserves for future warranty costs are provided based on management’s estimates of such future costs using historical trends of claims experience, sales history of products to which such costs relate, and other factors. An independent actuary assists the Company in determining reserve amounts related to significant specific product failures. The provision for warranties is reported within cost of sales in the consolidated statements of operations.
A reconciliation of warranty reserve activity is as follows for the years ended January 2, 2010, January 3, 2009, and December 29, 2007 (in thousands):

	Years Ended
	January 2,	January 3,	December 29,
	2010	2009	2007
Balance at the beginning of the year	$29,425	$28,684	$25,035
Provision for warranties issued	9,421	8,658	12,395
Claims paid	(6,603)	(6,922)	(9,570)
Foreign currency translation	773	(995)	824

Balance at the end of the year	$33,016	$29,425	$28,684

INCOME TAXES
The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities be recognized for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. It also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company reviews the recoverability of any tax assets recorded on the balance sheet and provides any necessary allowances as required. At the beginning of its 2007 fiscal year, the Company began applying the provisions of the ASC 740 as it relates to the measurement and recognition of tax benefits associated with uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions within income tax expense.
DERIVATIVES AND HEDGING ACTIVITIES
In accordance with FASB ASC 815, Derivatives and Hedging (SFAS No. 133), all of the Company’s derivative instruments are recognized on the balance sheet at their fair value. The Company uses techniques designed to mitigate the short-term effect of exchange rate fluctuations of the Canadian dollar on its operations by entering into foreign exchange forward contracts. The Company does not speculate in foreign currencies or derivative financial instruments. Gains or losses on foreign exchange forward contracts are recorded within foreign currency (gain) loss on the accompanying consolidated statements of operations. At January 2, 2010, the Company was a party to foreign exchange forward contracts for Canadian dollars. The value of these contracts at January 2, 2010 was immaterial.
STOCK PLANS
On January 1, 2006, the Company adopted SFAS No. 123 (Revised), “Share-Based Payment,” to account for employee stock-based compensation. SFAS No. 123 (Revised) requires companies that used the minimum value method for pro forma disclosure purposes in accordance with SFAS No. 123 to adopt the new standard prospectively. As a result, the Company continues to account for stock options granted prior to January 1, 2006 using the APB Opinion No. 25 intrinsic value method, unless such options are subsequently modified, repurchased or cancelled. For stock options granted after January 1, 2006, the Company recognizes expense for all employee stock-based compensation awards using a fair value method in the financial statements over the requisite service period, in accordance with FASB ASC 718, Compensation — Stock Compensation (SFAS No. 123 (Revised)).
COST OF SALES AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
For products manufactured by the Company, cost of sales includes the purchase cost of raw materials, net of vendor rebates, payroll and benefit costs for direct and indirect labor incurred at the Company’s manufacturing locations including purchasing, receiving and inspection, inbound freight charges, freight charges to deliver product to the Company’s supply centers, and freight charges to deliver product to the Company’s independent distributor and dealer customers. It also includes all variable and fixed costs incurred to operate and maintain the manufacturing locations and machinery and equipment, such as lease costs, repairs and maintenance, utilities and depreciation. For third-party manufactured products, which are sold through the Company’s supply centers such as roofing materials, insulation and installation equipment and tools, cost of sales includes the purchase cost of the product, net of vendor rebates, as well as inbound freight charges.
Selling, general and administrative expenses include payroll and benefit costs including incentives and commissions of its supply center employees, corporate employees and sales representatives, building lease costs of its supply centers, delivery vehicle costs and other delivery charges incurred to deliver product from its supply centers to its contractor customers, sales vehicle costs, marketing costs, customer sales rewards, other administrative expenses such as supplies, legal, accounting, consulting, travel and entertainment as well as all other costs to operate its supply centers and corporate office. The customer sales rewards programs offer customers the ability to earn points based on purchases, which can be redeemed for products or services procured through independent third-party suppliers. The costs of the rewards programs are accrued as earned throughout the year based on estimated payouts under the program. Total customer rewards costs reported as a component of selling, general and administrative expenses for each of the years ended January 2, 2010, January 3, 2009, and December 29, 2007 were less than 1% of net sales. Shipping and handling costs included in selling, general and administrative expense totaled approximately $26.4 million, $28.9 million and $35.1 million for the years ended January 2, 2010, January 3, 2009, and December 29, 2007, respectively.

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
MARKETING AND ADVERTISING
The Company expenses marketing and advertising costs as incurred. Marketing and advertising expense was $12.5 million, $13.2 million and $12.3 million for the years ended January 2, 2010, January 3, 2009, and December 29, 2007, respectively. Marketing materials included in prepaid expenses were $2.8 million and $2.9 million at January 2, 2010 and January 3, 2009, respectively.
FOREIGN CURRENCY TRANSLATION
The financial position and results of operations of the Company’s Canadian subsidiary are measured using Canadian dollars as the functional currency. Assets and liabilities of the subsidiary are translated into U.S. dollars at the exchange rate in effect at each reporting period end. Income statement and cash flow amounts are translated into U.S. dollars at the average exchange rates prevailing during the year. Accumulated other comprehensive income (loss) in member’s equity (deficit) includes translation adjustments arising from the use of different exchange rates from period to period. Included in net income are the gains and losses arising from transactions denominated in a currency other than Canadian dollars occurring in the Company’s Canadian subsidiary.
RECENT ACCOUNTING PRONOUNCEMENTS
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—A Replacement of FASB Statement No. 162, (now codified within ASC 105, Generally Accepted Accounting Principles). While the implementation of the ASC was not intended to change U.S. generally accepted accounting principles (“GAAP”), it has changed the way the Company references these accounting principles in its consolidated financial statements and accompanying notes. The ASC became effective for interim or annual reporting periods ending after September 15, 2009. Although the adoption of the ASC has changed the Company’s disclosures, there have not been any changes to the content of the Company’s financial statements or disclosures as a result of its implementation.
Effective July 1, 2009, the Company adopted the FASB ASC. The ASC is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The content of the ASC carries the same level of authority, thereby modifying the previous GAAP hierarchy to include only two levels of GAAP: authoritative and nonauthoritative. The ASC is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of the ASC did not result in a change in current accounting practice.
In February 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-9, Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-9”). ASU 2010-9 amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC’s requirements. ASU 2010-9 is effective for interim and annual periods ending after June 15, 2010. The Company does not expect the adoption of ASU 2010-09 to have a material impact on its consolidated results of operations or financial position. The Company has evaluated for subsequent events and concluded that there were no significant subsequent events requiring recognition or disclosure.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”). ASU 2009-13 amends the guidance in ASC 605, Revenue Recognition. ASU No. 2009-13 eliminates the residual method of accounting for revenue on undelivered products and instead, requires companies to allocate revenue to each of the deliverable products based on their relative selling price. In addition, this ASU expands the disclosure requirements surrounding multiple-deliverable arrangements. ASU No. 2009-13 will be effective for revenue arrangements entered into for fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact that ASU No. 2009-13 will have on its financial position, results of operations and cash flows.
In August 2009, the FASB issued ASU 2009-5, Fair Value Measurements and Disclosures (Topic 820) Measuring Liabilities at Fair Value (“ASU 2009-5”). ASU 2009-5 amends Subtopic 820-10, Fair Value Measurements and Disclosures—Overall, related to the fair value measurement of liabilities. ASU 2009-5 provides further guidance concerning the measurement of a liability at fair value when there is a lack of observable market information, particularly in relation to a liability whose transfer is contractually restricted. The amendment provides additional guidance on the use of an appropriate valuation technique that reflects the quoted price of an identical or similar liability when traded as an asset and clarifies the circumstances under which adjustments to such price may be required in estimating the fair value of the liability. ASU 2009-5 was effective for the Company for interim and annual periods ending after October 3, 2009. The adoption of ASU 2009-5 did not have a material impact on the Company’s financial position, results of operations and cash flows.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (now codified within ASC 855, Subsequent Events (“ASC 855”)). This portion of ASC 855 establishes the general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 was effective for the Company on April 5, 2009. The adoption of ASC 855 did not have a material impact on the Company’s financial position, results of operations and cash flows.
In April 2009, the FASB issued FSP 107-1 and Accounting Principles Board 28-1, Interim Disclosures about Fair Value of Financial Instruments (now codified within ASC 825, Financial Instruments (“ASC 825”)). This portion of ASC 825 requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. ASC 825 was effective for interim periods ending after June 15, 2009. The adoption of ASC 825 did not have a material impact on the Company’s financial position, results of operations and cash flows.
In December 2008, the FASB issued an update to ASC 715, Compensation — Retirement Benefits (“ASC 715”), regarding employers’ disclosures about postretirement benefit plan assets. ASC 715 requires disclosure of additional information about investment allocation, fair values of major categories of assets, the development of fair value measurements, and concentrations of risk. The amendment is effective for fiscal years ending after December 15, 2009; however, earlier application is permitted. The Company adopted the amendment upon its effective date and have reported the required disclosures for the fiscal year ended January 2, 2010.
In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets (now codified within ASC 350, Intangibles—Goodwill and Other (“ASC 350”)). This portion of ASC 350 provides guidance for determining the useful life of a recognized intangible asset and requires enhanced disclosures so that users of financial statements are able to assess the extent to which the expected future cash flows associated with the asset are affected by the Company’s intent and/or ability to renew or extend the arrangement. ASC 350 was effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption of ASC 350 did not have a material impact on the Company’s financial position, results of operations and cash flows.
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (now codified within ASC 805, Business Combinations (“ASC 805”)). This portion of ASC 805 establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the fair value of identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date. ASC 805 significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, preacquisition contingencies, transaction costs and restructuring costs. In addition, under ASC 805, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. ASC 805 will apply to any acquisitions the Company completes on or after December 15, 2008. The adoption of ASC 805 did not have a material impact on the Company’s financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (now codified within ASC 820, Fair Value Measurements and Disclosures (“ASC 820”)). This portion of ASC 820 provides guidance for using fair value to measure assets and liabilities. Under ASC 820, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. This guidance within ASC 820 became effective for financial statements issued for fiscal years beginning after November 15, 2007; however, the FASB provided a one year deferral for implementation of the standard for non-recurring, non-financial assets and liabilities. ASC 820 classifies the inputs used to measure fair value into the following hierarchy:
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
The Company’s adoption of this guidance for non-financial assets and non-financial liabilities in 2009 did not have a material effect on its financial position, results of operations and cash flows.
2. RELATED PARTIES
Associated Materials entered into a management advisory agreement with Investcorp International Inc. (“III”) for management advisory, strategic planning and consulting services, for which Associated Materials paid III the total due under the agreement of $6.0 million on December 22, 2004. As described in the management advisory agreement with III, $4.0 million of this management fee relates to services to be provided during the first year of the agreement, with $0.5 million related to services to be provided each year of the remaining four year term of the agreement. The term of the management advisory agreement ended on December 22, 2009. The Company expensed the prepaid management fee in accordance with the services provided over the life of the agreement and recorded $0.5 million of expense in connection with this agreement for each of the years ended January 2, 2010, January 3, 2009, and December 29, 2007, which is included in selling, general and administrative expenses in the consolidated statements of operations.
On November 5, 2009, Associated Materials entered into a financing advisory services agreement with III, which financing advisory services agreement provided for the payment to III of a one-time fee in exchange for certain financing advisory services. In connection with such agreement, a fee, equal to 0.667%, or approximately $1.3 million, of the total proceeds of the 9.875% Senior Secured Second Lien Notes due 2016 (the “9.875% notes”) offering was paid to III upon the issuance of the 9.875% notes. The fee was capitalized as a debt issuance cost and is recorded within other assets on the consolidated balance sheet.
Associated Materials entered into an amended and restated management agreement with Harvest Partners in December 2004 for financial advisory and strategic planning services. For these services, Harvest Partners receives an annual fee payable on a quarterly basis in advance, beginning on the date of execution of the original agreement. The fee is adjusted on a yearly basis in accordance with the U.S. Consumer Price Index. Associated Materials paid approximately $0.9 million, $0.9 million and $0.8 million of management fees to Harvest Partners for the years ended January 2, 2010, January 3, 2009, and December 29, 2007, respectively, which are included in selling, general and administrative expenses in the consolidated statements of operations. The agreement also provides that Harvest Partners will receive transaction fees in connection with financings, acquisitions and divestitures of the Company. Such fees will be a percentage of the applicable transaction. In December 2004, Harvest Partners and III entered into an agreement pursuant to which they agreed that any transaction fee that becomes payable under the amended management agreement after December 22, 2004 will be shared equally by Harvest Partners and III. The initial term of the management agreement concluded on March 31, 2007. The term has been automatically renewed for one-year periods since that date and will continue to automatically renew for one-year periods on March 31st of each year provided written notice of termination has not been given by Harvest Partners at least three years prior to the end of the applicable term.

On November 5, 2009, Associated Materials entered into a financing advisory services agreement with Harvest Partners, which finance advisory services agreement provided for the payment to Harvest Partners of a one-time fee in exchange for certain financing advisory services. In connection with such agreement, a fee equal to 0.333%, or approximately $0.7 million, of the total proceeds of the 9.875% notes offering was paid to Harvest Partners upon the issuance of the 9.875% notes. The fee was capitalized as a debt issuance cost and is recorded within other assets on the consolidated balance sheet.
As of January 2, 2010 and January 3, 2009, the Company has a payable to its direct parent company totaling approximately $14.8 million and $10.5 million, respectively. The balances outstanding with its direct parent company relates primarily to amounts owed under the Company’s tax sharing agreement with its direct parent company, which include the Company on its consolidated tax return, totaling $16.0 million and $11.7 million at January 2, 2010 and January 3, 2009, respectively, offset by $1.2 million of amounts due for fees paid by the Company on behalf of its direct parent company in connection with its formation.
In June 2009, at the time Associated Materials entered into the purchase agreement pursuant to which it issued its 15% Senior Subordinated Notes due 2012 (the “15% notes”) (which were redeemed and discharged in connection with the issuance of its 9.875% notes in November 2009), Associated Materials entered into an intercompany loan agreement with AMH II, pursuant to which Associated Materials agreed to periodically make loans to AMH II in an amount not to exceed an aggregate outstanding principal amount of approximately $33.0 million at any one time, plus accrued interest. Interest accrues at a rate of 3% per annum and is added to the then outstanding principal amount on a semi-annual basis. The principal amount and accrued but unpaid interest thereon will mature on May 1, 2015. As of January 2, 2010, the principal amount of borrowings by AMH II under this intercompany loan agreement and accrued interest thereon was $27.2 million. The Company believes that AMH II will have the ability to repay the loan in accordance with its stated terms. Due to the related party nature and the underlying terms of the intercompany loan with AMH II, the Company has deemed it not practical to assign and disclose a fair value estimate.
3. INVENTORIES
Inventories consist of (in thousands):

	January 2,	January 3,
	2010	2009
Raw materials	$28,693	$25,779
Work-in-progress	8,552	17,316
Finished goods and purchased stock	78,149	98,075

	$115,394	$141,170

4. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill represents the purchase price in excess of the fair value of the tangible and intangible net assets acquired in a business combination. Goodwill of $231.3 million as of January 2, 2010 consists of $194.8 million from the April 2002 merger transaction and $36.5 million from the August 2003 acquisition of Gentek. Goodwill of $231.4 million as of January 3, 2009 consists of $194.8 million from the April 2002 merger transaction and $36.6 million from the August 2003 acquisition of Gentek. The impact of foreign currency translation decreased the carrying value of Gentek goodwill by approximately $0.1 million in 2009. None of the Company’s goodwill is deductible for income tax purposes. The Company’s other intangible assets consist of the following (in thousands):

	Average	January 2, 2010			January 3, 2009
	Amortization			Net			Net
	Period		Accumulated	Carrying		Accumulated	Carrying
	(In Years)	Cost	Amortization	Value	Cost	Amortization	Value
Trademarks	15	$28,070	$14,087	$13,983	$28,070	$12,187	$15,883
Patents	10	6,230	4,781	1,449	6,230	4,160	2,070
Customer base	7	5,137	4,498	639	4,836	3,668	1,168

Total amortized intangible assets		39,437	23,366	16,071	39,136	20,015	19,121
Non-amortized trade names		80,010	—	80,010	80,010	—	80,010

Total intangible assets		$119,447	$23,366	$96,081	$119,146	$20,015	$99,131

The Company’s non-amortized intangible assets consist of the Alside®, Revere® and Gentek® trade names and are tested for impairment at least annually.
Finite lived intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense related to other intangible assets was approximately $3.1 million, $3.2 million, and $3.4 million for the years ended January 2, 2010, January 3, 2009, and December 29, 2007, respectively. The foreign currency translation impact on accumulated amortization of intangibles was approximately $0.3 million in 2009. Amortization expense for fiscal years 2010, 2011, 2012, 2013 and 2014 is estimated to be $2.8 million, $2.7 million, $2.2 million, $1.9 million and $1.9 million, respectively.
5. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of (in thousands):

	January 2,	January 3,
	2010	2009
Land	$5,963	$5,533
Buildings	59,277	54,239
Machinery and equipment	144,866	135,831
Construction in process	1,099	1,065

	211,205	196,668
Less accumulated depreciation	102,168	81,512

	$109,037	$115,156

Depreciation expense was approximately $19.1 million, $19.5 million and $18.7 million for the years ended January 2, 2010, January 3, 2009, and December 29, 2007, respectively.
During 2008, the Company enhanced its controls surrounding the physical verification of property, plant and equipment and recorded a $1.8 million loss upon disposal of assets other than by sale. The loss is reported within selling, general and administrative expenses on the accompanying consolidated statement of operations.
6. ACCRUED AND OTHER LIABILITIES
Accrued liabilities consist of (in thousands):

	January 2,	January 3,
	2010	2009
Employee compensation	$16,648	$11,600
Sales promotions and incentives	14,810	15,639
Warranty reserves	6,415	7,288
Employee benefits	5,769	6,314
Interest	19,397	3,461
Taxes other than income	3,107	3,507
Other	6,941	6,640

	$73,087	$54,449

Other liabilities consist of (in thousands):

	January 2,	January 3,
	2010	2009
Pensions and other postretirement plans	$30,099	$29,291
Warranty reserves	26,601	22,137
Other	4,626	2,227

	$61,326	$53,655

7. LONG-TERM DEBT
Long-term debt consists of (in thousands):

	January 2,	January 3,
	2010	2009
9.875% notes	$197,552	$—
9.75% notes	—	165,000
11.25% notes	431,000	438,095
Borrowings under the ABL Facility	10,000	56,000

Total long-term debt	$638,552	$659,095

9.875% Notes
In June 2009, Associated Materials issued $20.0 million of its 15% notes in a private placement to certain institutional investors as part of a note exchange by AMH II described below. Net proceeds were approximately $15 million from the issuance of the 15% notes, net of funding fees and other transaction expenses.
On November 5, 2009, Associated Materials issued in a private offering $200.0 million of its 9.875% notes. The 9.875% notes were issued by Associated Materials and Associated Materials Finance, Inc., a wholly owned subsidiary of Associated Materials (collectively, the “Issuers”). The 9.875% notes were issued at a price of 98.757%. The net proceeds from the offering were used to discharge and redeem Associated Materials’ outstanding 9 3/4% Senior Subordinated Notes due 2012 (the “9.75% notes”) and its outstanding 15% notes, and to pay fees and expenses related to the offering. The discharge was accomplished, effective upon closing of the offering of the 9.875% notes, by a deposit with the relevant trustees of funds sufficient to redeem the 9.75% notes and the 15% notes at a redemption price of 101.625% and 101%, respectively. Such funds were used to redeem the 9.75% notes and 15% notes on December 7, 2009. As a result of these transactions, Associated Materials recorded a loss on debt extinguishment of approximately $8.8 million, which primarily consisted of call premiums of approximately $2.9 million, interest from November 5, 2009 to December 7, 2009 (the redemption date of the 9.75% notes and the 15% notes) of approximately $1.6 million and the write-off of the remaining unamortized financing costs of approximately $4.2 million related to Associated Materials’ previously outstanding 9.75% notes and 15% notes. At January 2, 2010, the accreted balance of the 9.875% notes, net of the original issue discount, was $197.6 million. Interest on the 9.875% notes will be payable semi-annually on May 15th and November 15th of each year, commencing May 15, 2010. During 2009, scheduled semi-annual interest payments on the 9.75% notes were made on April 15th and October 15th, and scheduled quarterly interest payments on the 15% notes were made on July 15th and October 15th.
The Issuers are required to redeem the 9.875% notes no later than December 1, 2013, if as of October 15, 2013, AMH’s 11 1/4% Senior Discount Notes due 2014 (the “11.25% notes”) remain outstanding, unless discharged or defeased, or if any indebtedness incurred by the Issuers or any of their holding companies to refinance such AMH 11.25% notes matures prior to the maturity date of the 9.875% notes. As of January 2, 2010, AMH had $431.0 million in aggregate principal amount of its 11.25% notes outstanding. Prior to November 15, 2012, the Issuers may redeem all or a portion of the 9.875% notes at any time or from time to time at a price equal to 100% of the principal amount of the 9.875% notes plus accrued and unpaid interest, plus a “make-whole” premium. Beginning on November 15, 2012, the Issuers may redeem all or a portion of the 9.875% notes at a redemption price of 107.406%. The redemption price declines to 104.938% at November 15, 2013, to 102.469% at November 15, 2014 and to 100% on November 15, 2015 for the remaining life of the 9.875% notes. In addition, on or prior to November 15, 2012, the Issuers may redeem up to 35% of the 9.875% notes using the proceeds of certain equity offerings at a redemption price equal to 100% of the aggregate principal amount thereof, plus a premium equal to the interest rate per annum on the 9.875% notes, plus accrued and unpaid interest, if any, to the date of redemption.

The 9.875% notes are guaranteed on a senior basis by all of Associated Materials’ existing and future domestic restricted subsidiaries, other than Associated Materials Finance, Inc. (the “Subsidiary Guarantors”), that guarantee or are otherwise obligors under Associated Materials’ asset-based credit facility (the “ABL Facility”). The 9.875% notes and related guarantees are secured, subject to certain permitted liens, by second-priority liens on the assets that secure the U.S. portion of the ABL Facility, namely all of the Issuers’ and their U.S. subsidiaries’ tangible and intangible assets.
The indenture governing the 9.875% notes contains covenants that, among other things, limit the ability of the Issuers and of certain restricted subsidiaries to incur additional indebtedness, make loans or advances to or other investments in subsidiaries and other entities, sell its assets or declare dividends. If an event of default occurs, the trustee or holders of 25% or more in aggregate principal amount of the notes may accelerate the notes. If an event of default relates to certain events of bankruptcy, insolvency or reorganization, the 9.875% notes will automatically accelerate without any further action required by the trustee or holders of the 9.875% notes.
As Associated Materials’ offer to exchange all of its outstanding privately placed 9.875% notes for newly registered 9.875% Senior Secured Second Lien Notes due 2016 was not completed until February 2010, the fair value of Associated Materials’ 9.875% notes at January 2, 2010 was estimated to be $197.5 million based upon the pricing determined in the private offering of the 9.875% notes at the time of issuance in November 2009.
ABL Facility
On October 3, 2008, Associated Materials, Gentek Building Products, Inc. and Associated Materials Canada Limited (formerly known as Gentek Building Products Limited), as borrowers, entered into the ABL Facility with Wells Fargo Securities, LLC (formerly known as Wachovia Capital Markets, LLC) and CIT Capital Securities LLC, as joint lead arrangers, Wachovia Bank, N.A., as agent and the lenders party to the facility. Pursuant to a reorganization of certain Canadian subsidiaries of Associated Materials occurring in August and September of 2009 (the “Canadian Reorganization”), Gentek Building Products Limited Partnership, a newly formed Canadian operating entity, was added as a borrower under the Canadian portion of the ABL Facility. The ABL Facility provides for a senior secured asset-based revolving credit facility of up to $225.0 million, comprising a $165.0 million U.S. facility and a $60.0 million Canadian facility, in each case subject to borrowing base availability under the applicable facility. Pursuant to an amendment to the ABL Facility (the “ABL Facility Amendment”) entered into in connection with the issuance of Associated Materials’ 9.875% notes, effective November 5, 2009, the maturity date of the ABL Facility was changed to mean the earliest of (i) October 3, 2013 and (ii) the date three months prior to the stated maturity date of the 9.875% notes (as amended, supplemented or replaced), if any such notes remain outstanding at such date, taking into account any stated maturity dates which may be contingent, conditional or alternative. As of January 2, 2010, there was $10.0 million drawn under the ABL Facility and $139.8 million available for additional borrowing.
The obligations of Associated Materials, Gentek Building Products, Inc., Associated Materials Canada Limited, and Gentek Building Products Limited Partnership as borrowers under the ABL Facility, are jointly and severally guaranteed by Holdings and by Associated Materials’ wholly owned domestic subsidiaries, Gentek Holdings, LLC and Associated Materials Finance, Inc. (formerly Alside, Inc.). Such obligations and guaranties are also secured by (i) a security interest in substantially all of the owned real and personal assets (tangible and intangible) of Associated Materials, Holdings, Gentek Building Products, Inc., Gentek Holdings, LLC and Associated Materials Finance, Inc. and (ii) a pledge of up to 65% of the voting stock of Associated Materials Canada Limited and Gentek Canada Holdings Limited. The obligations of Associated Materials Canada Limited and Gentek Building Products Limited Partnership are further secured by a security interest in their owned real and personal assets (tangible and intangible) and are guaranteed by Gentek Canada Holdings Limited, an entity formed as part of the Canadian Reorganization.
The interest rate applicable to outstanding loans under the ABL Facility is, at Associated Materials’ option, equal to either a U.S. or Canadian adjusted base rate or a Eurodollar base rate plus an applicable margin. Pursuant to the ABL Facility Amendment, the applicable margin related to adjusted base rate loans was changed, effective November 5, 2009, from the then current range of 0.75% to 1.75% to an amended range of 1.25% to 2.25%, and the applicable margin related to LIBOR loans was changed from the then current range of 2.50% to 3.50% to an amended range of 3.00% to 4.00%, with the applicable margin in each case depending on the Associated Materials’ quarterly average excess availability.

As of January 2, 2010, the per annum interest rate applicable to borrowings under the ABL Facility was 5.0%. The weighted average interest rate for borrowings under the ABL Facility and Associated Materials’ prior credit facility, as applicable, were 4.2%, 5.6% and 7.8% for the years ended January 2, 2010, January 3, 2009 and December 29, 2007, respectively. As of January 2, 2010, Associated Materials had letters of credit outstanding of $9.1 million primarily securing deductibles of various insurance policies. Associated Materials is required to pay a commitment fee of 0.50% to 0.75% per annum on any unused amounts under the ABL Facility.
The ABL Facility does not require Associated Materials to comply with any financial maintenance covenants, unless it has less than $28.1 million of aggregate excess availability at any time (or less than $20.6 million of excess availability under the U.S. facility or less than $7.5 million of excess availability under the Canadian facility), during which time Associated Materials is subject to compliance with a fixed charge coverage ratio covenant of 1.1 to 1. As of January 2, 2010, Associated Materials exceeded the minimum aggregate excess availability thresholds, and therefore, was not required to comply with this maintenance covenant.
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
11.25% Notes
In March, 2004, AMH issued $446 million aggregate principal at maturity in 2014 of 11.25% notes. Prior to March 1, 2009, interest accrued at a rate of 11.25% per annum on the 11.25% notes in the form of an increase in the accreted value of the 11.25% notes. Since March 1, 2009, cash interest has been accruing at a rate of 11.25% per annum on the 11.25% notes and is payable semi-annually in arrears on March 1st and September 1st of each year, with the first payment of cash interest under the 11.25% notes paid on September 1, 2009. During the second quarter of 2009, AMH II purchased $15.0 million par value of AMH’s 11.25% notes directly from the AMH debtholders with funds loaned from Associated Materials for approximately $5.9 million. In exchange for the purchased 11.25% notes, AMH II was granted additional equity interests in AMH. As a result, AMH recorded a gain on debt extinguishment of $8.9 million for the year ended January 2, 2010.
The 11.25% notes mature on March 1, 2014. The 11.25% notes are structurally subordinated to all existing and future debt and other liabilities of AMH’s existing and future subsidiaries, including Associated Materials and Holdings. As of January 2, 2010, AMH had $431.0 million in aggregate principal amount, including accreted interest, of its 11.25% notes outstanding.
Parent Company Indebtedness
In connection with a December 2004 recapitalization transaction, AMH’s parent company AMH II was formed, and AMH II subsequently issued $75 million of 13.625% Senior Notes due 2014 (the “13.625% notes”). In June 2009, AMH II entered into an exchange agreement pursuant to which it paid $20.0 million in cash and issued $13.066 million original principal amount of its 20% Senior Notes due 2014 (the “20% notes”) in exchange for all of its outstanding 13.625% notes. Interest on AMH II’s 20% notes is payable in cash semi-annually in arrears or may be added to the then outstanding principal amount of the 20% notes and paid at maturity on December 1, 2014. In accordance with the principles described in FASB ASC 470-60, Troubled Debt Restructurings by Debtors (“ASC 470-60”), AMH II recorded a troubled debt restructuring gain of approximately $19.2 million during the second quarter of 2009. In November 2009, Associated Materials redeemed and discharged its 15% notes that were issued in June 2009. As a result of applying ASC 470-60 on a consolidated basis, AMH II recorded an additional debt restructuring gain of $10.3 million during the fourth quarter of 2009. The additional gain primarily consisted of the write-off of all future accrued interest of Associated Materials’ 15% notes that were redeemed and discharged in connection with Associated Materials’ issuance of its 9.875% notes. As of January 2, 2010, AMH II has recorded liabilities for the $13.066 million original principal amount and $23.7 million of accrued interest related to all future interest payments on its 20% notes in accordance with ASC 470-60. As of January 2, 2010, total AMH II debt, including that of its consolidated subsidiaries, was approximately $675.4 million, which includes $23.7 million of accrued interest related to all future interest payments on AMH II’s 20% notes.

Because AMH II has no independent operations, it is dependent upon distributions, payments and loans from Associated Materials to service its indebtedness under the 20% notes. However, unlike AMH II’s previously outstanding 13.625% notes, all of which were exchanged for the 20% notes in June 2009, interest on AMH II’s 20% notes may be added to the then outstanding principal amount of the 20% notes and paid at maturity on December 1, 2014. If Associated Materials and AMH were unable to or were precluded from making restricted payments, either under their debt agreements or pursuant to statutory limitations on the payment of dividends, AMH would not be able to dividend or otherwise upstream sufficient funds to AMH II to allow AMH II to make the payments due on its 20% notes at maturity. Under such a scenario, AMH II would have to find alternative sources of liquidity to meet its obligations under the 20% notes. AMH does not guarantee the 20% notes and has no obligation to make any payments with respect thereto.
If Associated Materials were unable to meet its indebtedness obligations with respect to the ABL Facility or the 9.875% notes, or if either of AMH or AMH II, were not able to meet its indebtedness obligations under the 11.25% notes or the 20% notes, as the case may be, or if an event of default were otherwise to occur with respect to any of such indebtedness obligations, and such indebtedness obligations could not be refinanced or amended to eliminate the default, then the lenders under the ABL Facility (in the case of an event of default under that facility) or the holders of the applicable series of notes (in the case of an event of default under those notes), could declare the applicable indebtedness obligations due and payable and exercise any remedies available to them. Any event of default under the 9.875% notes could in turn trigger a cross-default under the ABL Facility, and any acceleration of the ABL Facility, the 9.875% notes or the 11.25% notes could, in turn, result in an event of default under the other indebtedness obligations of the relevant obligor on such indebtedness and its parent companies, allowing the holders of such indebtedness likewise to declare all such indebtedness obligations due and payable and exercise any remedies available to them.
In 2009, 2008 and 2007, AMH declared dividends of approximately $4.3 million, $8.3 million and $8.0 million, respectively, to fund AMH II’s scheduled interest payments on its 13.625% notes, which are no longer outstanding. AMH II’s 13.625% notes were exchanged in June 2009 as part of AMH II’s debt restructuring.
In June 2009, at the time Associated Materials entered into the purchase agreement pursuant to which it issued its 15% notes (which were redeemed and discharged in connection with Associated Materials’ issuance of its 9.875% notes in November 2009), Associated Materials entered into an intercompany loan agreement with AMH II, pursuant to which Associated Materials agreed to periodically make loans to AMH II in an amount not to exceed an aggregate outstanding principal amount of approximately $33.0 million at any one time, plus accrued interest. Interest accrues at a rate of 3% per annum and is added to the then outstanding principal amount on a semi-annual basis. The principal amount and accrued but unpaid interest thereon will mature on May 1, 2015. As of January 2, 2010, the principal amount of borrowings by AMH II under this intercompany loan agreement and accrued interest thereon was $27.2 million. Associated Materials believes that AMH II will have the ability to repay the loan in accordance with its stated terms. Due to the related party nature and the underlying terms of the intercompany loan with AMH II, Associated Materials has deemed it not practical to assign and disclose a fair value estimate.
8. COMMITMENTS AND CONTINGENCIES
Commitments for future minimum lease payments under non-cancelable operating leases, principally for manufacturing and distribution facilities and certain equipment, are as follows (in thousands):

2010	$33,740
2011	28,748
2012	23,640
2013	19,510
2014	14,787
Thereafter	25,724

Total future minimum lease payments	$146,149

Lease expense was approximately $38.2 million, $37.2 million and $36.0 million for the years ended January 2, 2010, January 3, 2009, and December 29, 2007, respectively. The Company’s facility lease agreements typically contain renewal options.
As of January 2, 2010, approximately 22% of the Company’s employees are covered by collective bargaining agreements.
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
The Woodbridge, New Jersey facility is currently the subject of an investigation and/or remediation before the New Jersey Department of Environmental Protection (“NJDEP”) under ISRA Case No. E20030110 for Gentek Building Products, Inc. (“Gentek U.S.”). The facility is currently leased by Gentek U.S. Previous operations at the facility resulted in soil and groundwater contamination in certain areas of the property. In 1999, the property owner and Gentek U.S. signed a remediation agreement with NJDEP, pursuant to which the property owner and Gentek U.S. agreed to continue an investigation/remediation that had been commenced pursuant to a Memorandum of Agreement with NJDEP. Under the remediation agreement, NJDEP required posting of a remediation funding source of approximately $100,000 that was provided by Gentek U.S. under a self-guarantee. Although investigations at this facility are ongoing and it appears probable that a liability will be incurred, the Company cannot currently estimate the amount of liability that may be associated with this facility as the delineation process has not been completed. The Company believes that this matter will not have a material adverse effect on its financial position, results of operations or liquidity.
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

9. INCOME TAXES
Income tax expense (benefit) for the periods presented consists of (in thousands):

	Years Ended
	January 2, 2010		January 3, 2009		December 29, 2007
	Current	Deferred	Current	Deferred	Current	Deferred
Federal	$(1,050)	$(847)	$6,712	$36,130	$15,666	$(14,004)
State	459	27	731	5,787	1,707	(5,368)
Foreign	4,667	2,264	8,250	(12)	12,420	565

	$4,076	$1,444	$15,693	$41,905	$29,793	$(18,807)

Income (loss) before taxes from the Company’s U.S. entities and Canadian subsidiary totaled $(27.4) million and $25.6 million, respectively, for the year ended January 2, 2010. Income (loss) before taxes from the Company’s U.S. entities and Canadian subsidiary totaled $(39.9) million and $28.4 million, respectively, for the year ended January 3, 2009. Income (loss) before taxes from the Company’s U.S. entities and Canadian subsidiary totaled $(10.7) million and $37.5 million, respectively, for the year ended December 29, 2007.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income taxes are as follows (in thousands):

	January 2,	January 3,
	2010	2009
Deferred income tax assets:
Medical benefits	$2,152	$2,120
Bad debt expense	3,322	5,272
Pension and other postretirement plans	8,377	8,478
Inventory costs	1,397	1,832
Interest	71,162	66,869
Warranty costs	11,712	10,709
Net operating loss carryforwards	—	554
Foreign tax credit carryforwards	8,427	8,035
Accrued expenses and other	5,344	3,254

Total deferred income tax assets	111,893	107,123
Valuation allowance	(76,270)	(72,933)

Net deferred income tax assets	35,623	34,190

Deferred income tax liabilities:
Depreciation	22,657	24,113
Intangible assets	37,117	38,250
Tax liability on unremitted foreign earnings	6,545	4,990
Other	3,252	—

Total deferred income tax liabilities	69,571	67,353

Net deferred income tax liabilities	$(33,948)	$(33,163)

The Company has foreign tax credit carryforwards of $8.4 million as of January 2, 2010, which begin to expire in 2017.

The Company has valuation allowances as of January 2, 2010 and January 3, 2009 of $76,270 and $72,933, respectively, against its deferred tax assets. ASC 740 requires that a valuation allowance be recorded against deferred tax assets when it is more likely than not that some or all of a company’s deferred tax assets will not be realized based on available positive and negative evidence. After reviewing all available positive and negative evidence as of January 2, 2010 and January 3, 2009, the Company recorded a full valuation allowance against its U.S. net federal deferred tax assets. The net valuation allowance provided against these U.S. net deferred tax assets during 2009 increased by $3.3 million. Of this amount, $5.3 million was recorded as an increase in the current year provision for income taxes and ($2.0) million was recorded in other comprehensive income. The Company reviews all valuation allowances related to deferred tax assets and will reverse these valuation allowances, partially or totally, when, and if, appropriate under ASC 740. The establishment of a valuation allowance does not have an impact on cash, nor does such an allowance preclude the Company from using its deferred tax assets in future periods. Based upon the review of historical earnings, trends, and forecasted earnings, the Company believes the valuation allowances provided are appropriate.
The reconciliation of the statutory rate to the Company’s effective income tax rate for the periods presented is as follows:

	Years Ended
	January 2,	January 3,	December 29,
	2010	2009	2007
Statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal income tax benefit	17.9	(3.8)	(8.4)
Tax liability on remitted and unremitted foreign earnings	(44.4)	(20.8)	18.6
Sec. 199 manufacturing deduction	—	—	(3.6)
Foreign rate differential	43.7	6.7	(0.5)
Valuation allowance	(279.1)	(515.8)	—
Nondeductible interest	(40.3)	(5.7)	2.2
Nondeductible meals and entertainment	(16.9)	(3.3)	1.3
Other	(27.2)	8.7	(3.5)

Effective rate	(311.3)%	(499.0)%	41.1%

The Company intends to remit all current and future earnings of its foreign subsidiary to the U.S. parent. The Company recorded approximately $0.8 million, $2.4 million and $5.0 million in incremental income tax expense for the years ended January 2, 2010, January 3, 2009, and December 29, 2007, respectively, for the estimated U.S. income tax liability on the earnings of its foreign subsidiary, which will become payable when dividends are declared and paid to the U.S. parent. The cumulative amount of unremitted earnings prior to January 1, 2005 of the Company’s foreign subsidiary was $18.3 million as of January 2, 2010, which the Company has deemed indefinitely reinvested in its foreign operations, and as a result, no provision has been made for U.S. income taxes. The repatriation of these funds would result in approximately $0.7 million of incremental income tax expense.
A reconciliation of the unrecognized tax benefits for the periods presented is as follows (in thousands):

	January 2,	January 3,	December 29,
	2010	2009	2007
Unrecognized tax benefits, beginning of year	$914	$513	$1,596
Gross increases for tax positions of prior years	50	914	—
Gross decreases for tax positions of prior years	—	—	(874)
Settlements	—	(513)	(209)

Unrecognized tax benefits, end of year	$964	$914	$513

As of January 2, 2010 and January 3, 2009, the Company had approximately $0.3 million and $0.1 million, respectively, of accrued interest related to uncertain tax positions.
The Company had unrecognized tax benefits and accrued interest that would affect the Company’s effective tax rate if recognized of approximately $0.9 million and $0.7 million as of January 2, 2010 and January 3, 2009, respectively. The Company is currently undergoing examinations of its non-U.S. federal and certain state income tax returns. The final outcome of these reviews are not yet determinable; however, management anticipates that adjustments to unrecognized tax benefits, if any, would not result in a material change to the results of operations, financial condition, or liquidity. As of January 2, 2010, the Company is subject to U.S. federal income tax examinations for the tax years 2006 through 2008, and to non-U.S. income tax examinations for the tax years of 2004 through 2008. In addition, the Company is subject to state and local income tax examinations for the tax years 2005 through 2008.

The Company and its subsidiaries are included in the consolidated income tax returns filed by AMH II, its direct parent company. The Company and each of its subsidiaries entered into a tax sharing agreement with AMH II under which federal income taxes are computed by the Company and each of its subsidiaries on a separate return basis.
10. MEMBER’S EQUITY (DEFICIT)
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
On June 25, 2009, the Company issued $5.9 million of new limited liability company interests in the Company to AMH II in exchange for $15.0 million par value of the Company’s 11.25% notes, which had been purchased by AMH II at a discount directly from the debtholders in privately negotiated transactions.
The Company reports comprehensive income (loss) in its consolidated statement of member’s equity and comprehensive income (loss). Comprehensive income (loss) includes net income and other non-owner changes in equity (deficit) during the period. Comprehensive income for the year ended January 2, 2010 includes unrecognized prior service cost and net losses from the Company’s pension and postretirement benefit plans of approximately $0.2 million, net of related taxes of ($1.2) million, as well as foreign currency translation adjustments of approximately $10.8 million, net of related taxes of $0.0 million. Comprehensive loss for the year ended January 3, 2009 includes unrecognized prior service cost and net losses from the Company’s pension and postretirement benefit plans of approximately $5.5 million, net of related taxes of approximately $3.5 million, as well as foreign currency translation adjustments of approximately $16.6 million. Comprehensive income for the year ended December 29, 2007 includes unrecognized prior service cost and net losses from the Company’s pension and postretirement benefit plans of approximately ($0.8) million, net of related taxes of approximately $0.2 million, as well as foreign currency translation adjustments of approximately $11.1 million.
The components of accumulated other comprehensive income (loss) is as follows (in thousands):

	January 2,	January 3,	December 29,
	2010	2009	2007
Pension liability adjustments, net of tax	$(17,723)	$(17,940)	$(12,463)
Foreign currency translation adjustments, net of tax	9,913	(873)	19,642

Accumulated other comprehensive income (loss)	$(7,810)	$(18,813)	$7,179

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

Options granted under the 2002 Plan were granted at fair market value on the grant date and are exercisable under varying terms for up to ten years. The options outstanding under the 2002 Plan as of January 2, 2010, which were originally granted as options to purchase Holdings stock, allow option holders to purchase shares of AMH common stock at the fair market value on the date of grant, which vested over time.
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
In May 2008, certain options previously issued to executive officers and certain employees of the Company under the 2002 Plan and the 2004 Plan were exchanged for new options providing for a lower exercise price and certain other modified terms. As a result of the exchange, options for an aggregate of 165,971 shares of AMH II common stock having a weighted average exercise price of $46.59 per share were exchanged for new options having an exercise price of $1.00 per share (which exercise price exceeded the fair market value on the date of grant). In addition, new option grants were issued to certain individuals who previously did not hold stock options. Approximately 35% of the new options issued vest ratably over a five year period (“time-based options”), subject to such time-based options immediately vesting upon a change of control, as defined in the 2004 Plan. The remainder of the new options become exercisable if a liquidity event, as defined in the option agreements, occurs and certain specified returns on investment are realized by Investcorp and Harvest Partners in connection with the liquidity event; provided that if a liquidity event had occurred on or prior to December 31, 2009, these options (together with the time-based options) would have immediately vested without regard to realized investment returns. A liquidity event is generally defined as an initial public offering yielding at least $150.0 million of net proceeds or a sale to an unaffiliated third person of over 50% of the stock or assets of the Company. The number of shares underlying the new options is subject to adjustment in the event Investcorp converts its preferred stock of AMH II into common stock, with the adjusted number of shares dependent on the fair market value of AMH II common stock at the time of such conversion.

The exchange of options was treated as a modification of the terms of the original options in accordance with FASB ASC 718, Compensation — Stock Compensation (“ASC 718”). Upon the application of ASC 718, the Company did not have any unrecognized compensation cost related to the original options that were exchanged. Based on the calculated fair value per option of $0.00 as determined at the date of grant for the 2008 option award, there was no incremental compensation expense between the fair value of the new options and the fair value of the original options on the date of modification.
Transactions during the years ended January 2, 2010, January 3, 2009, and December 29, 2007 under these plans are summarized below:

		Weighted	Remaining
		Average	Contractual Term
	Shares	Exercise Price	(years)
Options outstanding December 30, 2006	509,012	$33.73
Granted under 2004 Plan	—	—
Exercised	—	—
Expired or canceled	(259,410)	27.72

Options outstanding December 29, 2007	249,602	39.97
Granted under 2004 Plan	287,455	1.00
Exercised	—	—
Share exchange	(165,971)	46.59
Expired or canceled	(5,499)	18.81

Options outstanding January 3, 2009	365,587	6.64
Granted under 2004 Plan	34,853	1.00
Exercised	—	—
Expired or canceled	(52,769)	3.33

Options outstanding January 2, 2010	347,671	$6.58	7.8

Options exercisable January 2, 2010	42,072	$10.89	5.4

The total fair value of options vested during the years ended January 2, 2010, January 3, 2009, and December 29, 2007 was approximately $0.0 million, $0.0 million, and $0.1 million, respectively.
The weighted average fair value at date of grant for options granted during 2009 and 2008 was $0.00. The fair value of the options was estimated at the date of the grant using the Black-Scholes method with the following assumptions for 2009: dividend yield of 0.0%, annual risk-free interest rate of 3.37%, an expected life of the option of 6.0 years, and expected volatility of 49.1%. The fair value of the options was estimated at the date of the grant using the Black-Scholes method with the following assumptions for 2008: dividend yield of 0.0%, annual risk-free interest rate of 3.46%, an expected life of the option of 6.5 years, and expected volatility of 39.0%. The expected lives of the awards are based on historical exercise patterns and the terms of the options. The annual risk-free interest rate is based on zero coupon treasury bond rates corresponding to the expected life of the awards. Due to the fact that AMH II’s shares are not publicly traded, the expected volatility assumption was derived by referring to changes in the common stock prices of several peer companies (with respect to industry, size and leverage) over the same timeframe as the expected life of the awards. The expected dividend yield is based on the Company’s historical and expected future dividend policy.
12. MANUFACTURING RESTRUCTURING COSTS
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
The following is a reconciliation of the manufacturing restructuring liability for the fiscal year ended January 2, 2010 (in thousands):

Year Ended
January 2, 2010
Beginning liability	$—
Additions	5,332
Accretion of related lease obligations	76
Payments	(372)

Ending liability as of January 2, 2010	$5,036

Of the remaining restructuring liability as of January 2, 2010, approximately $1.2 million is expected to be paid in 2010. Amounts related to the ongoing facility obligations will continue to be paid over the lease term, which ends April 2020.
13. EMPLOYEE TERMINATION COSTS
Throughout 2009, due to economic conditions and as a cost control measure, the Company reduced its workforce and placed a number of employees on temporary lay-off status. During the second and third quarters of 2009, several of these employees were re-instated to an active status. During the third quarter of 2009, the Company determined it would not recall the remaining employees. As a result, the Company recorded a one-time charge of $1.2 million in employee termination costs for the fiscal year ended January 2, 2010 within selling, general and administrative expense in the consolidated statements of operations. Payments of approximately $0.7 million were made during 2009 to the former employees, with the remaining liability of $0.5 million expected to be paid in 2010.
14. BUSINESS SEGMENTS
The Company is in the single business of manufacturing and distributing exterior residential building products. The Company operates principally in the United States and Canada. Revenue from customers outside the United States was approximately $228 million, $249 million and $241 million in 2009, 2008, and 2007, respectively, and was primarily derived from customers in Canada. The Company’s remaining revenue totaling $818 million, $885 million and $963 million in 2009, 2008, and 2007, respectively, was derived from U.S. customers. The following table sets forth for the periods presented a summary of net sales by principal product offering (in thousands):

	Years Ended
	January 2,	January 3,	December 29,
	2010	2009	2007
Vinyl windows	$389,293	$380,260	$410,164
Vinyl siding products	210,212	254,563	285,303
Metal products	167,749	213,163	225,846
Third-party manufactured products	210,806	210,633	205,445
Other products and services	68,047	75,337	77,298

	$1,046,107	$1,133,956	$1,204,056

At January 2, 2010, long-lived assets totaled approximately $33.9 million in Canada and $75.1 million in the U.S. At January 3, 2009, those amounts were $31.6 million and $83.5 million, respectively.

15. RETIREMENT PLANS
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
The Company’s Alside division also sponsors an unfunded post-retirement healthcare plan which covers hourly workers at its former steel siding plant in Cuyahoga Falls, Ohio. With the closure of this facility in 1991, no additional employees are eligible to participate in this plan. The annual cost of this plan was approximately $0.3 million for each of the years ended January 2, 2010, January 3, 2009, and December 29, 2007. The accumulated post-retirement benefit obligation associated with this plan was approximately $4.6 million and $4.7 million at January 2, 2010 and January 3, 2009, respectively. In determining the benefit obligation at January 2, 2010 and January 3, 2009, a discount rate of 5.28% and 6.31%, respectively, was assumed. The assumed health care cost trend rates at January 2, 2010 for 2010 were 8.5% for medical claims, 5.0% for dental claims and 8.5% for prescription drugs claims, with an ultimate trend rate for medical, dental and prescription drugs claims of 5.0% by 2017, 2010 and 2017, respectively. A 1% increase or decrease in the assumed health care cost trend rates would have resulted in a $0.4 million increase or decrease of the accumulated post-retirement benefit obligation at January 2, 2010.

Information regarding the Company’s defined benefit pension plans is as follows (in thousands):

	2009		2008
	Domestic	Foreign	Domestic	Foreign
	Plans	Plans	Plans	Plans
Accumulated Benefit Obligation	$55,107	$54,978	$50,958	$34,836

Change In Projected Benefit Obligation
Projected benefit obligation at beginning of year	$51,093	$39,218	$51,464	$57,188
Service cost	572	1,440	574	2,073
Interest cost	3,127	3,205	2,973	3,003
Plan amendments	—	267	27	—
Actuarial loss / (gain)	3,257	6,458	(1,313)	(11,770)
Employee contributions	—	360	—	333
Benefits paid	(2,806)	(2,767)	(2,632)	(1,567)
Effect of foreign exchange	—	6,797	—	(10,042)

Projected benefit obligation at end of year	55,243	54,978	51,093	39,218

Change In Plan Assets
Fair value of assets at beginning of year	$31,946	$34,768	$40,712	$47,517
Actual return on plan assets	7,513	5,858	(9,430)	(6,764)
Employer contributions	1,787	3,318	3,296	3,914
Employee contributions	—	360	—	333
Benefits paid	(2,806)	(2,767)	(2,632)	(1,567)
Effect of foreign exchange	—	5,938	—	(8,665)

Fair value of assets at end of year	38,440	47,475	31,946	34,768

Funded status	$(16,803)	$(7,503)	$(19,147)	$(4,450)

Amounts Recognized in Consolidated Balance Sheets
Non-current liabilities	$(16,803)	$(7,503)	$(19,147)	$(4,450)

The weighted average assumptions used to determine benefit obligations at December 31st are as follows:

	2009		2008
	Domestic	Foreign	Domestic	Foreign
	Plans	Plans	Plans	Plans

Discount rate	5.77%	6.25%	6.28%	7.36%
Salary increases	3.75%	3.50%	3.75%	3.50%
The related weighted average assumptions used to determine net periodic pension cost for the years ended January 2, 2010, January 3, 2009 and December 29, 2007 are as follows (in thousands):

	2009		2008		2007
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
	Plans	Plans	Plans	Plans	Plans	Plans
Discount rate	6.28%	7.36%	5.94%	5.50%	5.76%	5.25%
Long-term rate of return on assets	8.50%	7.00%	8.50%	7.00%	8.50%	7.75%
Salary increases	3.75%	3.50%	3.75%	3.50%	3.75%	3.50%
The discounts rates used for the Company’s domestic plans were set on a plan by plan basis and reflect the market rate for high quality fixed income U.S. debt instruments that are rated AA or higher by a recognized ratings agency as of the annual measurement date. The discount rate is subject to change each year. In selecting the assumed discount rate, the Company considered current available rates of return expected to be available during the period to maturity of the pension and other postretirement benefit obligations.

The discount rate for the Company’s foreign plans was selected on the same basis as described above for the domestic plans, except that discount rate was evaluated using the spot rates generated by a Canadian corporate AA bond yield curve.
Included in accumulated other comprehensive loss at January 2, 2010 are net actuarial losses of approximately $17.0 million, which is net of tax of $12.0 million, and prior service costs of approximately $0.7 million, which is net of tax of $0.4 million, associated with the Company’s pension and other postretirement plans. Included in accumulated other comprehensive loss at January 3, 2009 are net actuarial losses of approximately $17.4 million, which is net of tax of $10.8 million, and prior service costs of approximately $0.6 million, which is net of tax of $0.3 million, associated with the Company’s pension and other postretirement plans. Approximately $0.9 million of net actuarial losses, which is net of tax of $0.5 million, and approximately $0.1 million of prior service costs, which is net of tax, included in accumulated other comprehensive loss are expected to be recognized in net periodic pension cost during the 2010 fiscal year.
The net periodic pension cost for the years ended January 2, 2010, January 3, 2009 and December 29, 2007 are as follows (in thousands):

	2009		2008		2007
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
	Plans	Plans	Plans	Plans	Plans	Plans
Service cost	$572	$1,440	$574	$2,073	$533	$2,188
Interest cost	3,127	3,205	2,972	3,003	2,913	2,813
Expected return on assets	(2,687)	(2,701)	(3,477)	(3,514)	(3,323)	(3,342)
Amortization of unrecognized:
Prior service cost	30	40	30	31	23	31
Cumulative net loss	1,512	58	572	96	635	19

Net periodic pension cost	$2,554	$2,042	$671	$1,689	$781	$1,709

The Company’s financial objectives with respect to its pension plan assets are to provide growth, income of plan assets and benefits to its plan participants. The plan assets must be invested with care, skill and diligence to maximize investment returns within reasonable and prudent levels of risk, and to maintain sufficient liquidity to meet benefit obligations on a timely basis.
The Company’s investment objectives are to exceed the discount rate associated with the plan and the composite performance of the security markets with similar investment objectives and risk tolerances. The expected return on plan assets takes into consideration expected long-term inflation, historical returns and estimated future long-term returns based on capital market assumptions applied to the asset allocation strategy. The expected return on plan assets assumption considers asset returns over a full market cycle.
The asset allocation strategy is determined through a detailed analysis of assets and liabilities by plan and is consistent with the investment objectives and risk tolerances. These asset allocation strategies are developed as a result of examining historical relationships of risk and return among asset classes, accumulated benefit obligations of the respective plans, benefits expected to be paid from the plans over the next five years and expected contributions to the respective plans. The strategies are designed to provide the highest probability of meeting or exceeding the plan’s return objectives at the lowest possible risk.
Plan asset investment policies are based on target allocations. The target allocations for the Domestic Plans are 60% equities, 30% fixed income and 10% cash and cash equivalents. The target allocations for the Foreign Plans are 60% equities and 40% fixed income. The portfolios are periodically rebalanced when significant differences occur from target.

The fair values of the Company’s domestic pension plans as of December 31, 2009 by asset category are as follows (in thousands):

	December 31, 2009
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets/Liabilities	Inputs	Inputs
Asset Category	(Level 1)	(Level 2)	(Level 3)	Total
Equity Securities	$25,232	$—	$—	$25,232
Mutual Funds	—	4,447	—	4,447
Government Securities	—	6,530	—	6,530
Money Funds	—	2,177	—	2,177
Cash	54	—	—	54

Total	$25,286	$13,154	$—	$38,440

The fair values of the Company’s foreign pension plans as of December 31, 2009 by asset category are as follows (in thousands):

	December 31, 2009
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets/Liabilities	Inputs	Inputs
Asset Category	(Level 1)	(Level 2)	(Level 3)	Total
Pooled Funds	$—	$47,162	$—	$47,162
Cash	313	—	—	313

Total	$313	$47,162	$—	$47,475

Following is a description of the inputs and valuation methodologies used to measure the fair value of the Company’s plan assets.
Equity Securities
Equity securities classified as Level 1 investments primarily include common stock of large, medium and small sized corporations and international equities. These investments are comprised of securities listed on an exchange, market or automated quotation system for which quotations are readily available. The valuation of these securities was determined based on the closing price reported on the active market on which the individual securities were traded.
Mutual Funds and Government Securities
Mutual funds and government securities classified as Level 2 investments primarily include government debt securities and bonds. The valuation of investments classified as Level 2 were determined using a market approach based upon quoted prices for similar assets and liabilities in active markets based on pricing models which incorporate information from market sources and observed market movements.
Money Funds
Money funds classified as Level 2 investments seek to maintain the net asset value (“NAV”) per share at $1.00. Money funds are valued under the amortized cost method which approximates current market value. Under this method, the securities are valued at cost when purchased and thereafter, a constant proportionate amortization of any discount or premium is recorded until the maturity of the security.

Pooled Funds
Pooled funds held by the Company’s foreign plans classified as Level 2 investments are reported at their NAV. These pooled funds use the close or last trade price as fair value of the investments to determine the daily transactional NAV for purchases and redemptions by its unitholders as determined by the fund’s trustee based on the underlying securities in the fund.
Estimated future benefit payments are as follows (in thousands):

	Domestic	Foreign
	Plans	Plans
2010	$2,512	$1,493
2011	2,612	1,777
2012	2,847	2,043
2013	3,038	2,262
2014	3,252	2,756
2015 – 2019	18,510	20,664
The 2008 decline in market conditions resulted in significant decreased valuations of the Company’s pension plan assets. Based on the partial recovery of plan asset returns towards the end of 2009, the plans’ actuarial valuations and current pension funding legislation, the Company does not currently anticipate significant changes to current cash contribution levels in 2010. The Company expects to make $1.9 million and $3.9 million of contributions to the Domestic and Foreign Plans, respectively, in 2010. However, the Company currently anticipates additional cash contributions may be required in 2010 to avoid certain funding-based benefit limitations as required under current pension law. Although a continued decline in market conditions, changes in current pension law and uncertainties regarding significant assumptions used in the actuarial valuations may have a material impact on future required contributions to the Company’s pension plans, the Company currently does not expect funding requirements to have a material adverse impact on current or future liquidity.
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

Considering fiscal 2009 results, the table below provides a sensitivity analysis of the impact the significant assumptions would have on fiscal 2010 pension expense and funding requirements (in thousands):

	Percentage	Effect on Fiscal Year 2010
	Point	Annual	Cash
Assumption	Change	Expense	Contributions

Domestic Plans
Funding interest rate	+/- 100 basis point	$0 / $0	$0 / $0
Discount rate	+/- 100 basis point	(341) / 314	0 / 0
Long-term rate of return on assets	+/- 100 basis point	(382) / 382	0 / 0

Foreign Plans
Funding interest rate	+/- 100 basis point	0 / 0	(469) / 617
Discount rate	+/- 100 basis point	(387) / 459	0 / 0
Long-term rate of return on assets	+/- 100 basis point	(489) / 489	0 / 0
The Company sponsors defined contribution plans, which are qualified as tax-exempt plans. The plans cover all full-time, non-union employees with matching contributions up to 4% of eligible compensation in both the United States and Canada, depending on length of service and levels of contributions. In April 2009, the Company temporarily suspended its matching contribution to the defined contribution plans as a result of the Company’s cost savings initiatives to mitigate the effect of the poor market and economic conditions. The Company’s pre-tax contributions to its defined contribution plans were approximately $0.9 million, $2.8 million, and $2.7 million for the years ended January 2, 2010, January 3, 2009 and December 29, 2007, respectively.

16. SUBSIDIARY GUARANTORS
Associated Materials’ payment obligations under its 9.875% notes are fully and unconditionally guaranteed, jointly and severally on a senior subordinated basis, by its domestic wholly owned subsidiaries, Gentek Holdings, LLC and Gentek Building Products, Inc. Associated Materials Finance, Inc. (formerly Alside, Inc.) is a co-issuer of the 9.875% notes and is a domestic wholly owned subsidiary of Associated Materials having no operations, revenues or cash flows for the periods presented. Associated Materials Canada Limited, Gentek Canada Holdings Limited and Gentek Buildings Products Limited Partnership are Canadian companies and do not guarantee the 9.875% notes. The Subsidiary Guarantors of the previously outstanding 9.75% notes are the same as those for the 9.875% notes, except that Associated Materials Finance, Inc. is a co-issuer of the 9.875% notes, but was a subsidiary guarantor of the previously outstanding 9.75% notes. In the opinion of management, separate financial statements of the respective Subsidiary Guarantors would not provide additional material information, which would be useful in assessing the financial composition of the Subsidiary Guarantors. None of the Subsidiary Guarantors have any significant legal restrictions on the ability of investors or creditors to obtain access to its assets in event of default on the subsidiary guarantee other than its subordination to senior indebtedness.
ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
January 2, 2010 (In thousands)

			Subsidiary	Non-Guarantor	Reclassification/
	Parent	Co-Issuer	Guarantors	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$5,867	$—	$82	$49,906	$—	$55,855
Accounts receivable, net	81,178	—	8,728	24,449	—	114,355
Intercompany receivables	—	—	76,138	3,045	(79,183)	—
Inventories	80,654	—	6,613	28,127	—	115,394
Deferred income taxes	8,834	—	—	—	(188)	8,646
Prepaid expenses	6,542	—	1,263	1,140	—	8,945

Total current assets	183,075	—	92,824	106,667	(79,371)	303,195
Property, plant and equipment, net	73,086	—	2,033	33,918	—	109,037
Goodwill	194,813	—	36,450	—	—	231,263
Other intangible assets, net	86,561	—	9,465	55	—	96,081
Investment in subsidiaries	197,163	—	92,409	—	(289,572)	—
Receivable from AMH II	27,237	—	—	—	—	27,237
Intercompany receivable	—	197,552	—	—	(197,552)	—
Other assets	18,185	—	—	1,799	—	19,984

Total assets	$780,120	$197,552	$233,181	$142,439	$(566,495)	$786,797

Liabilities And Member’s Equity
Current liabilities:
Accounts payable	$54,618	$—	$9,111	$23,851	$—	$87,580
Intercompany payables	79,183	—	—	—	(79,183)	—
Payable to parent	21,664	—	1,535	—	—	23,199
Accrued liabilities	41,699	—	6,118	9,108	—	56,925
Deferred income taxes	—	—	188	2,312	(188)	2,312
Income taxes payable	—	—	—	1,112	—	1,112

Total current liabilities	197,164	—	16,952	36,383	(79,371)	171,128
Deferred income taxes	39,973	—	2,314	1,016	—	43,303
Other liabilities	31,943	—	16,752	12,631	—	61,326
Long-term debt	207,552	197,552	—	—	(197,552)	207,552
Member’s equity	303,488	—	197,163	92,409	(289,572)	303,488

Total liabilities and member’s equity	$780,120	$197,552	$233,181	$142,439	$(566,495)	$786,797

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For The Year Ended January 2, 2010
(In thousands)

			Subsidiary	Non-Guarantor	Reclassification/
	Parent	Co-Issuer	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$772,653	$—	$144,365	$270,317	$(141,228)	$1,046,107
Cost of sales	562,715	—	137,821	206,383	(141,228)	765,691

Gross profit	209,938	—	6,544	63,934	—	280,416
Selling, general and administrative expense	164,202	—	2,693	37,715	—	204,610
Manufacturing restructuring costs	5,255	—	—	—	—	5,255

Income from operations	40,481	—	3,851	26,219	—	70,551
Interest expense, net	21,984	—	—	767	—	22,751
Loss on debt extinguishment	8,779	—	—	—	—	8,779
Foreign currency (gain)	—	—	—	(184)	—	(184)

Income before income taxes	9,718	—	3,851	25,636	—	39,205
Income taxes	6,238	—	1,964	6,930	—	15,132

Income before equity income from subsidiaries	3,480	—	1,887	18,706	—	24,073
Equity income from subsidiaries	20,593	—	18,706	—	(39,299)	—

Net income	$24,073	$—	$20,593	$18,706	$(39,299)	$24,073

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For The Year Ended January 2, 2010
(In thousands)

			Subsidiary	Non-Guarantor
	Parent	Co-Issuer	Guarantors	Subsidiaries	Consolidated
Net cash provided by operating activities	$84,640	$—	$18,418	$43,072	$146,130

Investing Activities
Additions to property, plant and equipment	(7,643)	—	(32)	(1,058)	(8,733)
AMH II intercompany loan	(26,819)	—	—	—	(26,819)
Other	(383)	—	383	—	—

Net cash (used in) provided by investing activities	(34,845)	—	351	(1,058)	(35,552)

Financing Activities
Net repayments under ABL Facility	(46,000)	—	—	—	(46,000)
Issuance of senior notes	217,514	—	—	—	217,514
Cash paid to redeem senior notes	(189,544)	—	—	—	(189,544)
Financing costs	(16,361)	—	—	(94)	(16,455)
Dividends paid	(28,513)	—	—	—	(28,513)
Intercompany transactions	14,012	—	(18,784)	4,772	—

Net cash (used in) provided by financing activities	(48,892)	—	(18,784)	4,678	(62,998)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	1,566	1,566

Net increase (decrease) in cash and cash equivalents	903	—	(15)	48,258	49,146
Cash and cash equivalents at beginning of year	4,964	—	97	1,648	6,709

Cash and cash equivalents at end of year	$5,867	$—	$82	$49,906	$55,855

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
January 3, 2009
(In thousands)

			Subsidiary	Non-Guarantor	Reclassification/
	Parent	Co-Issuer	Guarantors	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$4,964	$—	$97	$1,648	$—	$6,709
Accounts receivable, net	82,479	—	13,251	21,148	—	116,878
Intercompany receivables	—	—	57,426	7,742	(65,168)	—
Inventories	92,802	—	14,892	33,476	—	141,170
Income taxes receivable	—	—	—	1,057	(1,057)	—
Deferred income taxes	9,196	—	2,482	505	—	12,183
Prepaid expenses	7,887	—	1,194	1,405	—	10,486

Total current assets	197,328	—	89,342	66,981	(66,225)	287,426
Property, plant and equipment, net	80,567	—	2,975	31,614	—	115,156
Goodwill	194,814	—	36,544	—	—	231,358
Other intangible assets, net	88,828	—	9,970	333	—	99,131
Investment in subsidiaries	169,112	—	65,508	—	(234,620)	—
Other assets	10,448	—	19	1,751	—	12,218

Total assets	$741,097	$—	$204,358	$100,679	$(300,845)	$745,289

Liabilities And Member’s Equity
Current liabilities:
Accounts payable	$32,150	$—	$5,191	$17,179	$—	$54,520
Intercompany payables	65,168	—	—	—	(65,168)	—
Payable to parent	9,326	—	—	—	—	9,326
Accrued liabilities	37,030	—	9,252	8,167	—	54,449
Income taxes payable	6,494	—	1,545	—	(1,057)	6,982

Total current liabilities	150,168	—	15,988	25,346	(66,225)	125,277
Deferred income taxes	40,710	—	3,486	2,231	—	46,427
Other liabilities	30,289	—	15,772	7,594	—	53,655
Long-term debt	221,000	—	—	—	—	221,000
Member’s equity	298,930	—	169,112	65,508	(234,620)	298,930

Total liabilities and member’s equity	$741,097	$—	$204,358	$100,679	$(300,845)	$745,289

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For The Year Ended January 3, 2009
(In thousands)

			Subsidiary	Non-Guarantor	Reclassification/
	Parent	Co-Issuer	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$792,190	$—	$217,002	$315,171	$(190,407)	$1,133,956
Cost of sales	596,894	—	208,886	243,734	(190,407)	859,107

Gross profit	195,296	—	8,116	71,437	—	274,849
Selling, general and administrative expense	161,443	—	10,374	40,208	—	212,025
Manufacturing restructuring costs	1,133	—	—	650	—	1,783

Income (loss) from operations	32,720	—	(2,258)	30,579	—	61,041
Interest expense (income), net	23,978	—	(12)	341	—	24,307
Foreign currency loss	—	—	—	1,809	—	1,809

Income (loss) before income taxes	8,742	—	(2,246)	28,429	—	34,925
Income taxes	2,811	—	2,601	8,277	—	13,689

Income (loss) before equity income from subsidiaries	5,931	—	(4,847)	20,152	—	21,236
Equity income from subsidiaries	15,305	—	20,152	—	(35,457)	—

Net income	$21,236	$—	$15,305	$20,152	$(35,457)	$21,236

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For The Year Ended January 3, 2009
(In thousands)

			Subsidiary	Non-Guarantor
	Parent	Co-Issuer	Guarantors	Subsidiaries	Consolidated
Net cash provided by (used in) operating activities	$11,763	$—	$(1,539)	$6,038	$16,262

Investing Activities
Additions to property, plant and equipment	(6,773)	—	(217)	(4,508)	(11,498)
Proceeds from sale of assets	20	—	5	—	25

Net cash used in investing activities	(6,753)	—	(212)	(4,508)	(11,473)

Financing Activities
Borrowings under the ABL Facility	56,000	—	—	—	56,000
Repayments of term loan	(61,000)	—	—	—	(61,000)
Dividends	(8,311)	—	8,873	(8,873)	(8,311)
Financing costs	(3,913)	—	—	(1,458)	(5,371)
Intercompany transactions	10,771	—	(7,396)	(3,375)	—

Net cash (used in) provided by financing activities	(6,453)	—	1,477	(13,706)	(18,682)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1,001)	(1,001)
Net decrease in cash and cash equivalents	(1,443)	—	(274)	(13,177)	(14,894)
Cash and cash equivalents at beginning of year	6,407	—	371	14,825	21,603

Cash and cash equivalents at end of year	$4,964	$—	$97	$1,648	$6,709

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For The Year Ended December 29, 2007
(In thousands)

			Subsidiary	Non-Guarantor	Reclassification/
	Parent	Co-Issuer	Guarantors	Subsidiaries	Elimination	Consolidated
Net sales	$840,742	$—	$216,378	$312,217	$(165,281)	$1,204,056
Cost of sales	621,439	—	203,620	240,061	(165,281)	899,839

Gross profit	219,303	—	12,758	72,156	—	304,217
Selling, general and administrative expense	155,549	—	17,777	34,675	—	208,001

Income (loss) from operations	63,754	—	(5,019)	37,481	—	96,216
Interest expense, net	27,645	—	69	229	—	27,943
Foreign currency gain	—	—	—	(227)	—	(227)

Income (loss) before income taxes	36,109	—	(5,088)	37,479	—	68,500
Income taxes	12,699	—	3,161	12,985	—	28,845

Income (loss) before equity income from subsidiaries	23,410	—	(8,249)	24,494	—	39,655
Equity income from subsidiaries	16,245	—	24,494	—	(40,739)	—

Net income	$39,655	$—	$16,245	$24,494	$(40,739)	$39,655

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For The Year Ended December 29, 2007
(In thousands)

			Subsidiary	Non-Guarantor
	Parent	Co-Issuer	Guarantors	Subsidiaries	Consolidated
Net cash provided by (used in) operating activities	$42,537	$—	$(591)	$29,405	$71,351

Investing Activities
Acquisition of supply center	(801)	—	—	—	(801)
Additions to property, plant and equipment	(8,991)	—	(1,220)	(2,182)	(12,393)
Proceeds from sale of assets	19	—	—	—	19

Net cash used in investing activities	(9,773)	—	(1,220)	(2,182)	(13,175)

Financing Activities
Repayments of term loan	(45,000)	—	—	—	(45,000)
Dividends	(8,018)	—	—	—	(8,018)
Intercompany transactions	16,647	—	490	(17,137)	—

Net cash (used in) provided by financing activities	(36,371)	—	490	(17,137)	(53,018)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	1,430	1,430
Net (decrease) increase in cash and cash equivalents	(3,607)	—	(1,321)	11,516	6,588
Cash and cash equivalents at beginning of year	10,014	—	1,692	3,309	15,015

Cash and cash equivalents at end of year	$6,407	$—	$371	$14,825	$21,603

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
During the fiscal period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, for the reasons discussed below, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the fiscal period covered by this report, the disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
As of January 2, 2010, the Company did not maintain effective controls over the completeness and accuracy of the income tax provision and the related balance sheet accounts. The Company’s income tax accounting in 2009 had significant complexity due to multiple debt transactions during the year including the restructuring of debt at a direct parent company, the impact of repatriation of foreign earnings and the related foreign tax credit calculations, changes in the valuation allowance for deferred tax assets, and the related impact of the Company’s tax sharing agreement described in Note 9 to the consolidated financial statements. Specifically, the Company’s controls over the processes and procedures related to the calculation and review of the annual tax provision were not adequate to ensure that the income tax provision was prepared in accordance with generally accepted accounting principles. Additionally, these control deficiencies could result in a misstatement of the income tax provision, the related balance sheet accounts and note disclosures that would result in a material misstatement to the annual consolidated financial statements that would not be prevented or detected. Accordingly, management has concluded as a result of these control deficiencies that a material weakness in the Company’s internal control over financial reporting existed as of January 2, 2010. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
In light of the material weakness identified, the Company performed additional analyses to ensure the consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this Annual Report on Form 10-K, fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.
Changes in Internal Control over Financial Reporting
Income Tax Material Weakness Remediation Plan
The Company plans to engage an independent registered public accounting firm (other than its auditors, Deloitte & Touche LLP) in 2010 to perform additional detail reviews of complex transactions, the income tax calculations and disclosures, and to advise the Company on matters beyond its in-house expertise.
Management will continue to evaluate the design and effectiveness of the enhanced internal controls, and once placed in operation for a sufficient period of time, these internal controls will be subject to appropriate testing in order to determine whether they are operating effectively.

Until the appropriate testing of the change in controls from these enhanced internal controls is complete, management will continue to perform the evaluations and analyses believed to be adequate to provide reasonable assurance that there are no material misstatements of the Company’s consolidated financial statements.
Remediation of Material Weakness Identified in Prior Periods
As previously disclosed in the Company’s Form 10-Q for the quarter ended July 4, 2009, management determined during the second quarter of 2009 that it did not maintain operating effectiveness of certain internal controls over financial reporting for establishing the Company’s allowance for doubtful accounts, the deferral of revenue for specific customer shipments until collectibility is reasonably assured, and accounting for restructuring costs. Management concluded that as a result of these control deficiencies, a material weakness in the Company’s internal control over financial reporting existed as of July 4, 2009.
During the third quarter of 2009, management substantially completed the remediation efforts and the following remediation actions were implemented by the Company to ensure the accuracy of the Company’s consolidated financial statements and prevent or detect potential material misstatements on a timely basis. The Company enhanced documentation supporting the Company’s allowance for doubtful accounts and review of past due customer accounts. In August 2009, the Company hired a Vice President — National Credit Manager, reporting directly to the Chief Financial Officer, who works directly with the financial reporting staff as part of the processes related to the review and assessment of past due customer accounts, the required allowance for doubtful accounts, and the identification of revenue for which deferral treatment is appropriate. Additionally, the Company enhanced its internal review procedures for accounting for restructuring costs and other non-recurring items.
During the fourth quarter of 2009, these revised internal controls and procedures were tested and determined to be operating effectively. As a result, management has concluded as of January 2, 2010 that the Company has remediated the material weakness identified during the second quarter related to the operating effectiveness of certain internal controls over financial reporting for establishing the Company’s allowance for doubtful accounts, the deferral of revenue for specific customer shipments until collectibility is reasonably assured, and accounting for restructuring costs.
Other Changes
Except as noted above, there have been no other changes to the Company’s internal control over financial reporting during the year ended January 2, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Annual Report on Internal Control over Financial Reporting
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are achieved. Because of the inherent limitations in any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Accordingly, the Company’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of the disclosure control system are met.

The management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of January 2, 2010 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework.” Based on this assessment, management has determined that the Company’s internal control over financial reporting was not effective as of January 2, 2010 and the Company did not maintain effective controls over the completeness and accuracy of the income tax provision and the related balance sheet accounts as indicated above.
This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The following table sets forth information about the Board of Directors of AMH II and the Company’s executive officers.

Name	Age	Position(s)
Thomas N. Chieffe	52	President, Chief Executive Officer and Director
Warren J. Arthur	42	Senior Vice President of Operations
Stephen E. Graham (1)	52	Vice President-Chief Financial Officer, Treasurer and Secretary
Robert M. Franco	56	President of AMI Distribution
John F. Haumesser	45	Vice President of Human Resources
Lars C. Haegg	44	Director, Chairman of the Audit Committee
Ira D. Kleinman	53	Director, Chairman of the Board of Directors
Kevin C. Nickelberry	39	Director
Dana R. Snyder	63	Director and Former Interim President and Chief Executive Officer
Dennis W. Vollmershausen	66	Director
Christopher D. Whalen	35	Director

(1)	Cynthia L. Sobe resigned June 2, 2009, effective June 22, 2009, as Vice President — Chief Financial Officer, Treasurer and Secretary. Mr. Graham was appointed as Ms. Sobe’s replacement effective June 22, 2009.
Through its direct ownership of the Company’s membership interest, the Board of Directors of AMH II controls the actions taken by the Company. The Company converted to a limited liability company in December 2007, and as a result, the Company no longer maintains a separate Board of Directors. AMH II’s directors are elected on an annual basis, with terms expiring as of the annual meeting of AMH II stockholders. All of the officers serve at the discretion of AMH II’s Board of Directors. During 2009, eight Board of Directors’ meetings were held. Set forth below is a brief description of the business experience of the AMH II directors and the Company’s executive officers.
Thomas N. Chieffe, Age 52. Mr. Chieffe joined the Company in October 2006 as the Company’s President and Chief Executive Officer and was also appointed director of AMH II. Prior to joining the Company, Mr. Chieffe worked for Masco Corporation from 1993 to 2006 in various leadership positions, including Group Vice President, Retail Cabinets, from 2005 to 2006, President and Chief Executive Officer of Kraftmaid Cabinetry, Inc., from 2001 to 2005, General Manager of Kraftmaid from 1999 to 2001, Executive Vice President of Operations for Kraftmaid from 1996 to 1999, and Group Controller from 1993 to 1996. Mr. Chieffe also serves as a director for Monessen Hearth Systems. Mr. Chieffe’s experience in the consumer and building products industries provide the Board with valuable insight regarding strategic decisions and overall direction of the Company. Mr. Chieffe’s detailed knowledge of the Company’s operations, finances, strategies and industry qualify him to serve as the Company’s President and Chief Executive Officer and as a member of the Board of Directors of AMH II.
Warren J. Arthur, Age 42. Mr. Arthur has been Senior Vice President of Operations of the Company since March 2008. Mr. Arthur joined the Company in 2006 as Vice President — Purchasing and Supply Chain. Prior to joining the Company, Mr. Arthur worked for Laminate Technologies Corporation from January 2006 to November 2006 as its Chief Operating Officer and for Masco Corporation’s Retail Cabinet Group from 1994 to 2005 in various positions, last serving as its Vice President of Purchasing.
Stephen E. Graham, Age 52. Mr. Graham has been Vice President-Chief Financial Officer, Treasurer and Secretary of the Company since June 2009. Mr. Graham has 30 years of accounting and finance experience, including 15 years serving in a Chief Financial Officer capacity. Most recently, Mr. Graham was the Chief Financial Officer of Wastequip, Inc., an international waste equipment manufacturer, from 2008 to March 2009 and Executive Vice President and Chief Financial Officer of Shiloh Industries, Inc., a publicly traded automotive components manufacturer, from 2001 to 2008.

Robert M. Franco, Age 56. Mr. Franco has been President of AMI Distribution since April 2008. Mr. Franco joined the Company in 2002 as President of Alside Supply Centers. Prior to joining the Company, Mr. Franco was most recently Vice President of the Exterior Systems Business of Owens-Corning, Inc., where he had worked in a variety of key management positions for over 20 years.
John F. Haumesser, Age 45. Mr. Haumesser joined the Company in February 2001 as Vice President of Human Resources. Prior to joining the Company, Mr. Haumesser was Director of Human Resources for the North American Building Products Division of Pilkington, PLC. Prior to joining Pilkington, Mr. Haumesser held a series of human resources and manufacturing management roles at Case Corporation and the Aluminum Company of America.
Lars C. Haegg, Age 44. Mr. Haegg has been director of AMH II since December 16, 2008. Mr. Haegg has been a Managing Director with the New York Office of Investcorp since 2003. Mr. Haegg is also a member of the Audit Committee and Compensation Committee of the Board of Directors. Mr. Haegg’s experience as the Managing Director of a private equity firm provides the Company with valuable insight regarding business strategies, debt financing and acquisitions. Mr. Haegg has extensive business, managerial and executive leadership experience that further qualify him to serve as a member of the Board of Directors of AMH II.
Ira D. Kleinman, Age 53. Mr. Kleinman has been a director of the Company since 2002. Mr. Kleinman has also been a director of AMH II since December 2004. Mr. Kleinman has been a General Partner of Harvest Partners for more than nine years. Mr. Kleinman’s experience with Harvest Partners provides the Board with extensive knowledge of the debt and equity markets and the effect that strategic decisions will have on the public markets. Mr. Kleinman’s leadership, communication skills, analysis and recommendations regarding the impact of certain strategic decisions on the Company and its industry qualify him to serve as a member of the Board of Directors of AMH II.
Kevin C. Nickelberry, Age 39. Mr. Nickelberry has been a director of AMH II since January 2007. Mr. Nickelberry has been an executive of Investcorp or one or more of its wholly owned subsidiaries since 2003. Mr. Nickelberry is currently a Principal with the New York Office of Investcorp. Prior to joining Investcorp, Mr. Nickelberry held positions at JPMorgan Partners and Goldman, Sachs and Co. As a Principal of a private equity firm, Mr. Nickelberry has learned to critically evaluate the performance of companies and offers analysis and evaluation of the Company’s strategies and their impact on the industry and overall marketplace. Mr. Nickelberry’s skills and understanding of the public debt and equity markets qualify him to serve as a member of the Board of Directors of AMH II.
Dana R. Snyder, Age 63. Mr. Snyder has been a director of AMH II since December 2004. From July through September 2006, Mr. Snyder served as the Company’s Interim President and Chief Executive Officer. Previously, Mr. Snyder was an executive with Ply Gem Industries, Inc. and The Stolle Corporation. Mr. Snyder’s valuable experience in general management, manufacturing operations, sales and marketing, as well as cost reduction and acquisitions adds value and extensive knowledge regarding the Company’s industry and evaluation of certain strategic alternatives. In addition, he has experience evaluating the financial and operational performances of companies within the building products industry. Mr. Snyder’s tenure as the Interim President and Chief Executive Officer of the Company has given him an understanding of the financial and business issues relevant to the Company and make him exceptionally well-qualified as a member of the Board of Directors of AMH II. Mr. Snyder previously served on the Board of Directors of Werner Ladder from 2004 -2007.
Dennis W. Vollmershausen, Age 66. Mr. Vollmershausen has been a director of the Company since 2002. Mr. Vollmershausen has also been a director of AMH II since December 2004. He has also been a director of Wesruth Investments Limited since 1990 and a director of Madill Equipment Inc. from 2004 through February 2008. Previously, he served as the President, Chief Executive Officer and director of Lund International Holdings, Inc., a manufacturer, marketer and distributor of aftermarket accessories for the automotive market, until 2007 and Champion Road Machinery, Ltd., a manufacturer of construction equipment, until 1997. Mr. Vollmershausen also served as the Chairman of the Board of London Machinery, Inc. from 1989 to 2005. Mr. Vollmershausen’s financial background and experiences provide the Board with the financial expertise to evaluate the financial reporting considerations when evaluating certain strategic initiatives. Mr. Vollmershausen’s understanding and knowledge of the Company’s business and industry further qualify him to serve as a member of the Board of Directors of AMH II.

Christopher D. Whalen, Age 35. Mr. Whalen has been director of AMH II since December 8, 2008. Mr. Whalen is a Principal of Harvest Partners, where he has worked since 1999. Previously, Mr. Whalen held a position at Lehman Brothers, Inc. Mr. Whalen has gained valuable experience related to public and private equity investments, specializing in mergers and acquisitions. In addition, Mr. Whalen has a significant understanding of the role played by the Board which has been acquired through his services on the Boards of several companies, including Natural Products Group, IntelliRisk and Aquilex. These experiences have given him extensive financial and operational analysis capabilities which make him a valuable member of the Board of Directors of AMH II.
AUDIT COMMITTEE
The members of AMH II’s audit committee are appointed by AMH II’s Board of Directors. AMH II’s audit committee currently consists of Lars Haegg, Ira Kleinman and Dennis Vollmershausen. Mr. Vollmershausen is considered a financial expert under the Sarbanes-Oxley Act of 2002 and the rules of the SEC. Mr. Haegg serves as the chairman of the audit committee. Mr. Vollmershausen is an independent member of the committee, as that term is defined under The Nasdaq Stock Market listing requirements. The Company does not have a class of securities listed on any national securities exchange; accordingly, the Company is not required to maintain an audit committee comprised entirely of “independent” directors within the meaning of Rule 10A-3 under the Exchange Act of 1934, as amended (the “Exchange Act”). The Company believes the experience and education of the directors on its audit committee qualifies them to monitor the integrity of its financial statements, compliance with legal and regulatory requirements, the public accountant’s qualifications and independence, the Company’s internal controls and procedures for financial reporting, and the Company’s compliance with applicable provisions of the Sarbanes-Oxley Act and the rules and regulations thereunder. In addition, the audit committee has the ability on its own to retain independent accountants, financial advisors or other consultants, advisors and experts whenever it deems appropriate.
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Not applicable.
CODE OF ETHICS
The Company has adopted a code of ethics that applies to its principal executive officer and all senior financial officers, including the chief financial officer, controller, and other persons performing similar functions. This code of ethics is posted on the Company’s website at http://www.associatedmaterials.com. Any waiver or amendment to this code of ethics will be timely disclosed on the Company’s website. Information contained on the Company’s website shall not be deemed a part of this report.
CORPORATE GOVERNANCE
During the fiscal year ended January 2, 2010, there were no material changes to the procedures by which security holders may recommend nominees to AMH II’s Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION
EXECUTIVE COMPENSATION DISCUSSION AND ANALYSIS
Objectives of the Company’s Executive Compensation Program
The goals of the Company’s executive compensation program are to: (1) attract and retain key executives, (2) align executive pay with corporate goals and (3) encourage a long-term commitment to enhance equity value. For purposes of this discussion, the term “executive” refers to the Company’s named executive officers included under “—Summary Compensation Table” section of this report.
The Company’s key performance indicator is adjusted EBITDA. The Company and its shareholders utilize adjusted EBITDA as the primary measure of the Company’s financial performance. Accordingly, the Company’s compensation programs are designed to reward executives for driving growth of the Company’s adjusted EBITDA, which the Company believes corresponds to the enhancement of equity value. Adjusted EBITDA as presented elsewhere in this report has the same meaning as the defined term “EBITDA” as used in the employment agreements for the Company’s executives, provided that “EBITDA,” as used in such employment agreements, as compared to adjusted EBITDA, may be subject to additional adjustments as made in good faith by the Board of Directors of AMH II. For purposes of the following discussion within the Executive Compensation Discussion and Analysis and the executive compensation disclosures, EBITDA has the meaning as defined in the employment agreements.
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
Setting Executive Compensation
The Committee reviews all employment agreements and recommends changes to compensation for the Company’s top management group, including the executives, which are forwarded to AMH II’s Board of Directors for approval. The Company’s Human Resources Department compiles data regarding compensation paid by other companies for use in the determination of annual salary increases, as well as for use in the review of the overall compensation structure for executives. The Company subscribes to a compensation database (Hay Group PayNet Compensation Database) to obtain compensation data for similarly sized companies based on annual revenues. For the named executives, the Company’s Vice President of Human Resources and the Chief Executive Officer (the “CEO”) review the data obtained from the compensation database in conjunction with assessing each executive’s performance for the year and prepare recommendations to the Committee with respect to proposed annual increases for the executives, excluding themselves. The Vice President of Human Resources provides the Committee with data from the database related to comparable CEO compensation; however, the Committee develops its own assessment of the performance of the CEO and, if deemed appropriate, recommends an annual base salary increase. The following further discusses each component of executive compensation.

Base Salary
Base salaries are determined based on (1) a review of salary ranges for similar positions at companies of similar size based on annual revenues, (2) the specific experience level of the executive, and (3) expected contributions by the executive toward organizational goals. Annually, the Committee reviews base salaries of executives to ensure that, along with all other compensation, base salaries continue to be competitive with respect to similarly sized companies. As described above, the Committee may also award annual increases in base salary contingent on the executive’s individual contributions and performance during the prior year.
Bonus Awards
Bonus awards encompass any bonus provided outside of the annual incentive bonus. Typical bonus awards include awards used to attract executives to the Company, such as signing bonuses or bonuses that guarantee a fixed or minimum payout as compared to a payout under the annual incentive bonus based on defined performance goals. Bonus awards can also be awarded at the discretion of the Board of Directors of AMH II to recognize extraordinary achievements or contributions to the Company.
Annual Incentive Bonus
Each year the AMH II Board of Directors establishes EBITDA hurdles, including a threshold, target and maximum hurdle. The EBITDA hurdles are determined by the Board of Directors of AMH II, giving consideration to the prior year performance of the Company, expected growth in EBITDA, market conditions that may impact results, and a review of the budget prepared by management. The EBITDA hurdles are established to motivate superior performance by management to achieve challenging targets and results that are deemed to be in the best interest of the Company and its stakeholders and to tie their interest to meeting and exceeding the Company’s established financial goals. Failure to achieve the internal EBITDA hurdles is not necessarily an indication of the Company’s financial performance and financial condition. If the EBITDA results for the period in question are between either the threshold and target hurdles or the target and maximum hurdles, linear interpolation is used to calculate the incentive bonus payout. As described above under the heading, “—Objectives of the Company’s Executive Compensation Program”, the Board of Directors of AMH II may, at its discretion, allow adjustments to EBITDA for non-recurring or unusual amounts, which may not otherwise be included as an adjustment to derive the Company’s adjusted EBITDA as presented elsewhere in this report.
In 2010, the Company’s annual incentive bonus will be determined solely as a percentage of base salary based on the achievement of defined EBITDA hurdles, which were established by the Board of Directors of AMH II in March 2010, in a manner consistent with the Company’s historical practice. The Company believes that the EBITDA performance hurdles established under the annual incentive bonus plan for any current compensation cycle represent confidential financial information, the disclosure of which could cause the company competitive harm. Accordingly, it is the Company’s practice not to include such information in its public filings until the completion of the relevant compensation cycle and the public disclosure of the related EBITDA results.
For 2009, the executives’ annual incentive bonuses were determined solely as a percentage of base salary based on the achievement of defined EBITDA hurdles, which were established by the Board of Directors of AMH II in March 2009, in a manner consistent with the Company’s historical practice. For 2009, the threshold, target and maximum EBITDA hurdles were $85 million, $92 million and $95 million, respectively, and EBITDA (as defined above under the heading, “—Objectives of the Company’s Executive Compensation Program”) was approximately $101.4 million, calculated on the same basis as adjusted EBITDA for 2009, (as presented under the caption “Results of Operations” and elsewhere in this report), but including an additional adjustment of approximately $0.9 million for cash-settled Harvest Partners management fees not permitted to be added in the computation of adjusted EBITDA under Associated Materials’ ABL Facility.

For 2008, the executives’ annual incentive bonuses were solely determined as a percentage of base salary based on the achievement of defined EBITDA hurdles. For 2008, the threshold, target and maximum EBITDA hurdles were $115 million, $125 million and $130 million, respectively, and EBITDA (as defined above under the heading, “—Objectives of the Company’s Executive Compensation Program”) was approximately $87.8 million, calculated on the same basis as adjusted EBITDA for 2008, (as presented under the caption “Results of Operations” and elsewhere in this report), but including an additional adjustment of approximately $0.9 million for cash-settled Harvest Partners management fees not permitted to be added in the computation of adjusted EBITDA under Associated Materials’ ABL Facility. For 2008, the Company’s EBITDA was below the threshold, therefore not generating a bonus payout. In recognition of the Company’s performance in 2008, the Committee elected to grant a discretionary bonus to management.
For 2007, the executive’s annual incentive bonus was comprised of three different components: (1) a percentage of base salary, based on the achievement of defined EBITDA hurdles, (2) achievement of established cost reduction goals, and (3) a discretionary component. The Company modified its annual incentive bonus program for 2007 to align the executives’ incentive compensation with the Company’s multiple short-term initiatives specific to 2007. For the 2007 annual incentive bonus component based on defined EBITDA hurdles, the threshold, target and maximum EBITDA hurdles were $120 million, $130 million and $140 million, respectively. EBITDA for 2007 (as defined above under the caption “—Objectives of the Company’s Executive Compensation Program”) was approximately $122.5 million, calculated on the same basis as adjusted EBITDA for 2007 (as presented under the heading “Results of Operations” and elsewhere in this report), but including additional adjustments of (i) approximately $0.8 million for cash-settled Harvest Partners management fees not permitted to be added in the computation of adjusted EBITDA under the Company’s credit facilities, offset by (ii) approximately $0.2 million for foreign currency gains, required to be excluded in the computation of adjusted EBITDA under the Company’s credit facilities in place during fiscal 2007, but included in the computation of adjusted EBITDA under Associated Materials’ current ABL Facility.
Equity-Based Compensation — Stock Options
The Committee awards equity-based compensation to executives based on the expected role of the executive in increasing equity value. Typically stock options will be awarded upon hiring or promotion of the executive; however, stock options may be granted at any time at the discretion of the Board of Directors of AMH II. Mr. Chieffe, Mr. Arthur, Mr. Graham, Mr. Franco, and Mr. Haumesser have each been granted stock options for the purchase of equity in AMH II. Refer to the “Outstanding Equity Awards at Fiscal Year-End” section for a description of the Company’s stock option plans. The number of stock options granted to Mr. Chieffe, Mr. Arthur, Mr. Graham, Mr. Franco and Mr. Haumesser was determined by the Board of Directors of AMH II such that each executive received a pre-defined ownership percentage, on a fully diluted basis, of the Company. The targeted pre-defined ownership percentage was established by the Board of Directors of AMH II based on management ownership levels in similar private-equity transactions.
Other Long-Term Incentives
Mr. Chieffe’s amended employment agreement entered into on April 1, 2008, provides for a special retention incentive bonus of $1.5 million, payable in three equal annual installments commencing on October 1, 2008. The payment of the special retention incentive bonus shall cease if Mr. Chieffe’s employment is terminated by the Company for cause or in the event Mr. Chieffe voluntarily resigns. Mr. Chieffe would be entitled to the remaining unpaid portion of his special retention incentive bonus in the event of termination without cause or if he resigns for good reason, as well as upon the occurrence of certain change in control events.
Separation Compensation
Except for Mr. Chieffe, the executives have entered into employment agreements that provide for severance and separation payments either in the event that the Company terminates the executive without cause or, in the event of a change in control, if the employee resigns from the Company following the occurrence of certain adverse changes to his employment, as defined in the employment agreements. Mr. Chieffe’s employment agreement provides for severance and separation payments in the event he resigns for good reason. Refer to the “—Grants of Plan-Based Awards,” “—Employment Agreements” and “—Potential Payments upon Termination or Change in Control” sections for additional discussion of these agreements. The Company believes that offering severance benefits is important to remain competitive in attracting talent to the Company. In addition, the benefits provided to the executive in the event of a change in control are enhanced in comparison to the standard separation or severance terms included in the executive’s employment agreement. These enhanced benefits allow the executive to remain focused on his or her responsibilities and the interests of the Company’s members in the event of corporate changes or a change in control.

SUMMARY COMPENSATION TABLE
The table below summarizes the total compensation paid or earned by each of the named executive officers for the years ended January 2, 2010, January 3, 2009, and December 29, 2007.

									Change in
									Pension
									Value and
								Non-Equity	Nonqualified
								Incentive Plan	Deferred
			Bonus		Stock	Option		Compensation	Compensation	All Other
Name and Principal Position	Year	Salary	(1)		Awards	Awards		(2)	Earnings	Compensation		Total

Thomas N. Chieffe, (3)	2009	$550,000	$500,000	(3)	$—	$—		$825,000	$—	$13,999	(9)	$1,888,999
President and Chief	2008	537,507	555,000	(3)	—	—	(6)	—	—	11,594	(9)	1,104,101
Executive Officer	2007	500,000	250,000	(3)	—	—		237,220	—	10,710	(9)	997,930
Warren J. Arthur,	2009	234,378	—		—	—		250,000	—	774	(9)	485,152
Senior Vice President of	2008	218,876	13,500		—	—	(6)	—	—	705	(9)	233,081
Operations	2007	172,000	—		—	—		127,502	—	27,581	(10)	327,083
Cynthia L. Sobe, (4)	2009	113,365	—		—	—		—	—	3,426	(9)	116,791
Former Vice President—	2008	225,000	13,500		—	—	(7)	—	—	9,691	(9)	248,191
Chief Financial Officer,	2007	168,750	—		—	—		58,641	—	6,008	(9)	233,399
Treasurer and Secretary
Stephen E. Graham, (4) (5)	2009	158,077	—		—	—	(8)	300,000	—	633	(9)	458,710
Vice President—Chief Financial Officer, Treasurer and Secretary
Robert M. Franco,	2009	330,000	—		—	—		330,000	—	22,977	(11)	682,977
President of	2008	326,817	19,845		—	—	(7)	—	—	23,948	(11)	370,610
AMI Distribution	2007	311,250	—		—	—		201,352	—	20,508	(11)	533,110
John F. Haumesser,	2009	252,000	—		—	—		252,000	—	4,474	(9)	508,474
Vice President of	2008	249,000	15,120		—	—	(7)	—	—	10,032	(9)	274,152
Human Resources

(1)	Amounts characterized as “Bonus” payments were discretionary awards authorized by the Committee. For 2008, the Company’s EBITDA was below the threshold, therefore, not generating a bonus payout under the “Non-Equity Incentive Plan Compensation.” In recognition of the Company’s performance in 2008, the Committee elected to grant a discretionary bonus to management.

(2)	Amounts included in the column “Non-Equity Incentive Plan Compensation” reflect the annual cash incentive bonus approved by the Committee.

(3)	As set forth in his employment agreement, Mr. Chieffe was entitled to a special retention incentive bonus of $1,500,000 payable in three equal annual installments commencing on October 1, 2008. In addition, Mr. Chieffe was granted a discretionary bonus of $55,000 in 2008. His 2007 bonus award was based on 50% of his base annual salary.

(4)	Ms. Sobe resigned June 2, 2009, effective June 22, 2009, as Vice President — Chief Financial Officer, Treasurer and Secretary. Mr. Graham was appointed as Ms. Sobe’s replacement effective June 22, 2009.

(5)	Mr. Graham was appointed as Vice President—Chief Financial Officer, Treasurer and Secretary, effective June 22, 2009. Mr. Graham’s employment agreement provides for an annual base salary of $300,000 and eligibility to earn an annual incentive bonus up to 100% of the base salary contingent upon the achievement of defined EBITDA hurdles with respect to each calendar year. See “—Employment Agreements—Mr. Graham.”

(6)	As described in detail below under the caption “Outstanding Equity Awards at Fiscal Year-End — AMH Holdings II, Inc. 2004 Stock Option Plan,” in May 2008, Mr. Chieffe and Mr. Arthur were granted certain options under the 2004 Stock Option Plan. These option grants had no value on the date of grant as determined in accordance with FASB ASC 718, Compensation — Stock Compensation (“ASC 718”).

(7)	As described in detail below under the caption “Outstanding Equity Awards at Fiscal Year-End — AMH Holdings II, Inc. 2004 Stock Option Plan,” in May 2008, Ms. Sobe, Mr. Franco and Mr. Haumesser, as well as certain other employees, each exchanged certain previously issued options under the 2002 and 2004 Stock Option Plan for new options under the 2004 Stock Option Plan. These option grants had no value on the date of grant as determined in accordance with ASC 718. See Note 11 of the consolidated financial statements for further details regarding the estimated fair value of the option grants.

(8)	In June 2009, Mr. Graham was granted certain options under the 2004 Stock Option Plan. This option grant had no value on the date of grant as determined in accordance with ASC 718.

(9)	Includes amounts accrued or allocated under a qualified defined contribution plan available to all Company employees, and imputed income from group term life coverage provided by the Company in excess of $50,000.

(10)	Includes imputed income from group term life coverage provided by the Company in excess of $50,000 and $27,189 of relocation assistance in conjunction with Mr. Arthur joining the Company in December 2006.

(11)	Includes amounts accrued or allocated under a qualified defined contribution plan available to all Company employees, imputed income from group term life coverage provided by the Company in excess of $50,000 and the value of customer incentive trips attended by the executive’s spouse including the related tax liability.

GRANTS OF PLAN-BASED AWARDS
The following table summarizes the grants of equity and non-equity plan-based awards made to executive officers during the year ended January 2, 2010.

									All Other		Grant
								All Other	Option		Date
		Estimated Future						Stock	Awards:		Fair
		Payouts Under			Estimated Future			Awards:	Number	Exercise	Value of
		Non-Equity			Payouts Under			Number	of	or Base	Stock
		Incentive Plan			Equity Incentive			of Shares	Securities	Price of	and
		Awards			Plan Awards			of Stock	Underlying	Option	Option
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	Awards	Awards
Name	Date	($)	($)	($)	(#) (1)	(#) (2)	(#) (3)	(#)	(#)	($/Sh)	($) (4)
Thomas N. Chieffe	—	110,000	550,000	825,000	—	—	—	—	—	—	—
Warren J. Arthur	—	50,000	150,000	250,000	—	—	—	—	—	—	—
Cynthia L. Sobe (5)	—	—	—	—	—	—	—	—	—	—	—
Stephen E. Graham (6)	6/22/2009	60,000	180,000	300,000	7,313	20,506	—	—	—	1.00	0.00
Robert M. Franco	—	66,000	198,000	330,000	—	—	—	—	—	—	—
John F. Haumesser	—	50,400	151,200	252,000	—	—	—	—	—	—	—

(1)	As described in detail below under the caption “Outstanding Equity Awards At Fiscal Year-End — AMH Holdings II, Inc. 2004 Stock Option Plan,” each option grant contains both time-based and performance vesting options. Approximately 35% of the options (“time-based options”) vest ratably over a five year period, subject to such time-based options immediately vesting upon the occurrence of a change of control, as defined in the 2004 Stock Option Plan. The “threshold” amount presented in this column represents the number of shares currently underlying such time-based options, assuming that no adjustment (as described in note 3 below) is made to the number of shares underlying such options. This amount is equivalent to the minimum number of shares for which options could be exercised, either upon the expiration of the five-year vesting period or upon the occurrence of a change of control, assuming that no performance criteria have been met.

(2)	As described in detail below under the caption “Outstanding Equity Awards At Fiscal Year-End — AMH Holdings II, Inc. 2004 Stock Option Plan,” approximately 65% of the options (“performance-based options”) become exercisable if a liquidity event, as defined in the option agreements, occurs and certain specified returns on investment are realized by the stockholders of AMH II in connection with such liquidity event; provided that if a liquidity event had occurred on or prior to January 1, 2010, the performance-based options (along with the time-based options) would have immediately vested without regard to realized investment returns. The “target” amount presented in this column represents the total aggregate number of shares currently underlying the time-based options and the performance-based options collectively. Such “target” amount assumes that no adjustment (as described in note 3 below) is made to the number of shares underlying such options.

(3)	As described in detail below under the caption “Outstanding Equity Awards At Fiscal Year-End — AMH Holdings II, Inc. 2004 Stock Option Plan,” the number of shares underlying the time-based options and the performance-based options is subject to upwards adjustment, in the event Investcorp converts its preferred stock of AMH II into common stock, with the adjusted number of shares dependent on the fair market value of AMH II common stock at the time of such conversion. Because the future fair market value of AMH II is not currently determinable, the “maximum” number of shares underlying the options, after accounting for such adjustment, is similarly not determinable.

(4)	In accordance with ASC 718, the amounts presented in this column for Mr. Graham reflect the incremental fair value of the issued options. See Note 11 of the consolidated financial statements for further details regarding the estimated fair value of the option grants.

(5)	Ms. Sobe resigned June 2, 2009, effective June 22, 2009, as Vice President — Chief Financial Officer, Treasurer and Secretary, and as a result, foregoes all future payments under the Company’s non-equity incentive plan awards and equity incentive plan awards.

(6)	Under the terms of Mr. Graham’s employment agreement, which became effective June 22, 2009, Mr. Graham was granted, pursuant to the 2004 Stock Option Plan, options to purchase 20,506 shares of AMH II’s common stock at an exercise price of $1.00 per share. Approximately 35% of the options vest ratably over a five-year period, subject to such options vesting immediately upon a change in control, as defined in the 2004 Stock Option Plan, and the remainder of the options become exercisable if a liquidity event, as defined in the option agreement, occurs and certain specified returns on investment are realized in connection with the liquidity event; provided that if a liquidity event would have been consummated on or before January 1, 2010, all options would have immediately vested without regard to realized investment returns. See “—Employment Agreements—Mr. Graham.”

Amounts in the table above under “Estimated Future Payouts Under Non-Equity Incentive Plan” reflect the annual cash incentive bonus based on the achievement of defined EBITDA hurdles established for each executive. The following table prescribes the annual incentive bonus payout, stated as an approximate percentage of base salary, for which each of the named executive officers was eligible for 2009 under the terms of the plan.

	2009 Annual Incentive
	Bonus Payout Percentage
	Threshold	Target	Maximum
Thomas N. Chieffe	20%	100%	150%
Warren J. Arthur	20%	60%	100%
Cynthia L. Sobe (1)	—	—	—
Stephen E. Graham (2)	20%	60%	100%
Robert M. Franco	20%	60%	100%
John F. Haumesser	20%	60%	100%

(1)	Ms. Sobe resigned June 2, 2009, effective June 22, 2009, as Vice President—Chief Financial Officer, Treasurer and Secretary.

(2)	Mr. Graham was appointed Vice President—Chief Financial Officer, Treasurer and Secretary, effective June 22, 2009. See “—Employment Agreements—Mr. Graham.”
Total compensation for each executive is reviewed annually by the Committee to ensure that the proportions of the executive’s salary, bonus and short-term incentives are properly balanced, and that compensation is aligned with the Company’s performance. For the year ended January 2, 2010, salaries and discretionary bonuses comprised the following percentage of total compensation for each of the Company’s executives:

Salary and Bonus as a
% of Total Compensation
Thomas N. Chieffe	56%
Warren J. Arthur	48%
Cynthia L. Sobe (1)	97%
Stephen E. Graham (2)	34%
Robert M. Franco	48%
John F. Haumesser	50%

(1)	Ms. Sobe resigned June 2, 2009, effective June 22, 2009, as Vice President—Chief Financial Officer, Treasurer and Secretary.

(2)	Mr. Graham was appointed Vice President—Chief Financial Officer, Treasurer and Secretary, effective June 22, 2009. See “—Employment Agreements—Mr. Graham.”
EMPLOYMENT AGREEMENTS
As a matter of practice, the Company enters into employment agreements with its executive officers that establish minimum salary levels, outline the terms of their discretionary and annual incentive bonus, and provide for severance and other separation benefits in the event of termination or a change in control. The following is a summary of the significant terms of the named executive officers’ employment agreements.

Mr. Chieffe
Mr. Chieffe initially entered into an employment agreement with the Company effective as of August 21, 2006. This agreement was amended and restated in its entirety as of April 1, 2008, and further amended and restated in its entirety as of February 17, 2010. Under the terms of his employment agreement, Mr. Chieffe serves as the Company’s President and Chief Executive Officer. The initial term of the amended and restated employment agreement is two years. The terms of the amended and restated employment agreement provide that on the second anniversary of the effective date of the employment agreement and each successive anniversary thereof, the term of the employment agreement will automatically extend by one year unless the Company gives to Mr. Chieffe a notice not to extend the employment term. The amended and restated employment agreement provides for an initial base salary of $550,000 per year, subject to annual review and which may not be decreased, eligibility to earn an annual incentive bonus calculated as a specified percentage of his base salary contingent upon the achievement of defined EBITDA hurdles with respect to each calendar year, participation in the stock plan established by AMH II, and a special retention incentive bonus of $1.5 million, payable in three equal annual installments commencing on October 1, 2008. The payment of the special retention incentive bonus shall cease if Mr. Chieffe’s employment is terminated by the Company for cause or in the event Mr. Chieffe voluntarily resigns. Mr. Chieffe would be entitled to the remaining unpaid portion of his special retention incentive bonus in the event of termination without cause or if he resigns for good reason, as well as the occurrence of certain change in control events. Further, the amended employment agreement replaced Mr. Chieffe’s long-term performance-based and transaction bonuses with participation in the stock option plans established by AMH II.
The amended and restated employment agreement provides that if Mr. Chieffe’s employment is involuntarily terminated by the Company without cause of if Mr. Chieffe resigns for good reason, he will be entitled to the following severance compensation: (1) severance equal to his base salary immediately prior to the date of termination of his employment for 24 months, (2) continued medical and dental benefits consistent with the terms in effect for active employees of the Company for 24 months, subject to reduction to the extent comparable benefits are actually received by Mr. Chieffe from another employer during this period, (3) a pro rata portion of any annual incentive bonus payable for the year of termination, and (4) the remaining unpaid portion of his special retention incentive bonus. The amended and restated employment agreement also provides that if Mr. Chieffe’s employment is involuntarily terminated by the Company without cause or if Mr. Chieffe elects to resign upon the occurrence of certain adverse changes to his employment, in each case, within two years following a change in control, Mr. Chieffe will be entitled to the following severance compensation and benefits in lieu of his normal severance described above: (1) a lump sum payment in an amount equal to (A) two times Mr. Chieffe’s base salary and (B) two times Mr. Chieffe’s annual incentive pay (equal to the highest amount of incentive pay earned in a any year during the preceding three years), (2) if the termination occurs after June 30 in any year, a prorated portion of his annual incentive pay for that calendar year, (3) the remaining unpaid portion of his special retention incentive bonus, (4) for a period of 24 months, medical and dental insurance benefits consistent with the terms in effect for active employees of the Company during this period, subject to reduction to the extent comparable benefits are actually received by Mr. Chieffe from another employer during this period, and (5) the cost of employee outplacement services equal to $30,000. Mr. Chieffe’s amended and restated employment agreement also provides that he is subject to various restrictive covenants, including confidentiality and non-disparagement covenants, as well as a covenant not to solicit the employees of the Company and a non-competition covenant, in both cases for the period during which Mr. Chieffe is employed by the Company and for the two-year period thereafter. In addition, as a condition to receiving any severance payments or benefits, Mr. Chieffe will be required to execute a general release of claims in favor of the Company and its affiliates.
Mr. Arthur
Mr. Arthur entered into an employment agreement with the Company effective as of April 1, 2008. This agreement was amended and restated in its entirety February 17, 2010. Under the terms of his amended and restated employment agreement, Mr. Arthur serves as the Company’s Senior Vice President of Operations. The term of the amended and restated employment agreement is one year. The terms of the amended and restated employment agreement provide that beginning on April 1, 2009, and each successive year thereafter, the term of the employment agreement will automatically extend by one year unless the Company gives Mr. Arthur a notice not to extend the employment term. The amended and restated employment agreement provides for a base salary of $250,000 per year, subject to annual review and which may not be decreased and the eligibility to earn an annual incentive bonus calculated as a specified percentage of his base salary contingent upon the achievement of defined EBITDA hurdles with respect to each calendar year, and allows for the participation in the stock plan established by AMH II. The amended and restated employment agreement provides that if Mr. Arthur’s employment is involuntarily terminated by the Company without cause, he will be entitled to the following severance compensation: (1) severance equal to the base salary immediately prior to the date of termination of employment for 12 months, (2) continued medical and dental benefits consistent with the terms in effect for active employees of the Company over the severance period, subject to reduction to the extent comparable benefits are actually received from another employer during this period, and (3) a pro rata portion of any annual incentive bonus payable for the year of termination. The terms of the amended and restated employment agreement also provides that if Mr. Arthur’s employment is involuntarily terminated by the Company without cause or if Mr. Arthur elects to resign following the occurrence of certain adverse changes to his employment, in each case, within two years following a change in control, Mr. Arthur will be entitled to the following severance compensation and benefits in lieu of his normal severance described above: (1) a lump sum payment in an amount equal to (A) two times Mr. Arthur’s base salary, and (B) two times Mr. Arthur’s incentive pay (equal to the highest amount of incentive pay earned in any year during the preceding three years), (2) if the termination occurs after June 30, in any year, a prorated portion of his incentive pay for that calendar year, (3) continued medical, dental and life insurance benefits for 24 months, subject to reduction to the extent comparable benefits are actually received by Mr. Arthur during this period from another employer, and (4) the cost of employee outplacement services equal to $30,000. Mr. Arthur’s amended and restated employment agreement also provides that he is subject to various restrictive covenants, including confidentiality and non-disparagement covenants, as well as a covenant not to solicit the employees of the Company and a non-competition covenant, in both cases for the period during which Mr. Arthur is employed by the Company and for the two-year period thereafter. In addition, as a condition to receiving any severance payments or benefits, Mr. Arthur will be required to execute a general release of claims in favor of the Company and its affiliates.
Mr. Graham
Mr. Graham entered into an employment agreement with the Company effective as of June 22, 2009. This agreement was amended and restated in its entirety February 17, 2010. Under the terms of his amended and restated employment agreement, Mr. Graham serves as the Company’s Vice President-Chief Financial Officer, Treasurer and Secretary. Mr. Graham’s amended and restated employment agreement provides for an initial base salary of $300,000 per year, subject to annual review and which may not be decreased and the eligibility to earn an annual incentive bonus up to 100% of the base salary contingent upon the achievement of defined EBITDA hurdles with respect to each calendar year, and allows for the participation in the stock option plan established by AMH II. Mr. Graham’s amended and restated employment agreement provides that if Mr. Graham’s employment is involuntarily terminated by the Company without cause following the initial 12 months of employment, he will be entitled to the following severance compensation: (1) severance equal to the base salary immediately prior to the date of termination of employment for 12 months, (2) continued medical and dental benefits consistent with the terms in effect for active employees of the Company over the severance period, subject to reduction to the extent comparable benefits are actually received from another employer during this period, and (3) a pro rata portion of any annual incentive bonus payable for the year of termination. The amended and restated employment agreement also provides that if Mr. Graham’s employment is involuntarily terminated by the Company without cause or if Mr. Graham elects to resign following the occurrence of certain adverse changes to his employment, in each case, within two years following a change in control, Mr. Graham will be entitled to the following severance compensation and benefits in lieu of his normal severance described above: (1) a lump sum payment in an amount equal to (A) two times the base salary, and (B) two times the annual incentive pay (equal to the highest amount of incentive pay earned in any year during the preceding three years), (2) if the termination occurs after June 30 in any year, a prorated portion of the annual incentive pay for that calendar year, (3) for a period of 24 months, medical and dental insurance benefits consistent with the terms in effect for active employees of the Company during this period, subject to reduction to the extent comparable benefits are actually received by from another employer during this period, and (4) the cost of employee outplacement services equal to $30,000. Mr. Graham’s amended and restated employment agreement also provides that he is subject to various other restrictive covenants, including confidentiality and non-disparagement covenants, as well as a covenant not to solicit the employees of the Company and a non-competition covenant, in both cases for the period during which Mr. Graham is employed by the Company and for the two-year period thereafter. In addition, as a condition to receiving any severance payments or benefits, Mr. Graham will be required to execute a general release of claims in favor of the Company and its affiliates.

Mr. Franco
Mr. Franco entered into an employment agreement with the Company effective as of August 21, 2002. This agreement was first amended and restated in its entirety as of July 27, 2004, further amended and restated in its entirety as of March 30, 2006, further amended and restated in its entirely as of April 1, 2008, and further amended and restated in its entirety as of February 17, 2010. Under the terms of his amended and restated employment agreement, Mr. Franco serves as the Company’s President of AMI Distribution. The initial term of the amended and restated employment agreement is two years. The terms of the amended and restated employment agreement provide that beginning on April 1, 2009, and each successive year thereafter, the term of the employment agreement will automatically extend by one year unless the Company gives Mr. Franco a notice not to extend the employment term. The amended and restated employment agreement provides for an initial base salary of $330,000 per year, subject to annual review and which may not be decreased. The amended and restated employment agreement provides that if Mr. Franco’s employment is involuntarily terminated by the Company without cause, he will be entitled to the following severance compensation: (1) severance equal to the base salary immediately prior to the date of termination of employment for 12 months or the remaining employment term, whichever is longer, (2) continued medical and dental benefits consistent with the terms in effect for active employees of the Company over the severance period, subject to reduction to the extent comparable benefits are actually received from another employer during this period, and (3) a pro rata portion of any annual incentive bonus payable for the year of termination. The terms of the amended and restated employment agreement also provides that if Mr. Franco’s employment is involuntarily terminated by the Company without cause or if Mr. Franco elects to resign following the occurrence of certain adverse changes to his employment, in each case, within two years following a change in control, Mr. Franco will be entitled to the following severance compensation and benefits in lieu of his normal severance described above: (1) a lump sum payment in an amount equal to (A) two times Mr. Franco’s base salary, and (B) two times Mr. Franco’s incentive pay (equal to the highest amount of incentive pay earned in any year during the preceding three years), (2) if the termination occurs after June 30, in any year, a prorated portion of his incentive pay for that calendar year, (3) continued medical, dental and life insurance benefits for 24 months, subject to reduction to the extent comparable benefits are actually received by Mr. Franco during this period from another employer, and (4) the cost of employee outplacement services equal to $30,000. Mr. Franco’s amended and restated employment agreement also provides that he is subject to various restrictive covenants, including confidentiality and non-disparagement covenants, as well as a covenant not to solicit the employees of the Company and a non-competition covenant, in both cases for the period during which Mr. Franco is employed by the Company and for the two-year period thereafter. In addition, as a condition to receiving any severance payments or benefits, Mr. Franco will be required to execute a general release of claims in favor of the Company and its affiliates.
Mr. Haumesser
Mr. Haumesser entered into an employment agreement with the Company effective as of August 21, 2002. This agreement was first amended and restated in its entirety as of July 27, 2004, further amended and restated in its entirety as of March 30, 2006, further amended and restated in its entirety as of April 1, 2008 and further amended and restated in its entirety as of February 17, 2010. Under the terms of his amended and restated employment agreement, Mr. Haumesser serves as the Company’s Vice President of Human Resources. The initial term of the amended and restated employment agreement is one year. The terms of the amended and restated employment agreement provide that beginning on April 1, 2009, and each successive year thereafter, the term of the employment agreement will automatically extend by one year unless the Company gives Mr. Haumesser a notice not to extend the employment term. The amended and restated employment agreement provides for an initial base salary of $252,000 per year, subject to annual review and which may not be decreased. The amended and restated employment agreement provides that if Mr. Haumesser’s employment is involuntarily terminated by the Company without cause, he will be entitled to the following severance compensation: (1) severance equal to the base salary immediately prior to the date of termination of employment for 12 months, (2) continued medical and dental benefits consistent with the terms in effect for active employees of the Company over the severance period, subject to reduction to the extent comparable benefits are actually received from another employer during this period, and (3) a pro rata portion of any annual incentive bonus payable for the year of termination. The terms of the amended and restated employment agreement also provides that if Mr. Haumesser’s employment is involuntarily terminated by the Company without cause or if Mr. Haumesser elects to resign following the occurrence of certain adverse changes to his employment, in each case, within two years following a change in control, Mr. Haumesser will be entitled to the following severance compensation and benefits in lieu of his normal severance described above: (1) a lump sum payment in an amount equal to (A) two times Mr. Haumesser’s base salary, and (B) two times Mr. Haumesser’s incentive pay (equal to the highest amount of incentive pay earned in any year during the preceding three years), (2) if the termination occurs after June 30, in any year, a prorated portion of his incentive pay for that calendar year, (3) continued medical, dental and life insurance benefits for 24 months, subject to reduction to the extent comparable benefits are actually received by Mr. Haumesser during this period from another employer, and (4) the cost of employee outplacement services equal to $30,000. As a condition to any severance payments, Mr. Haumesser agrees not to compete with the Company for two years after separation from the Company. Mr. Haumesser’s amended and restated employment agreement also provides that he is subject to various restrictive covenants, including confidentiality and non-disparagement covenants, as well as a covenant not to solicit the employees of the Company and a non-competition covenant, in both cases for the period during which Mr. Haumesser is employed by the Company and for the two-year period thereafter. In addition, as a condition to receiving any severance payments or benefits, Mr. Haumesser will be required to execute a general release of claims in favor of the Company and its affiliates.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards						Stock Awards
Equity
									Incentive	Equity
									Plan	Incentive
									Awards:	Plan Awards:
				Equity					Number	Market
				Incentive					of Unearned	or Payout
	Number			Plan Awards:				Market	Shares,	Value of
	of	Number of		Number			Number of	Value of	Units or	Unearned
	Securities	Securities		of Securities			Shares or	Shares or	Other	Shares,
	Underlying	Underlying		Underlying			Units of	Units of	Rights That	Units or
	Unexercised	Unexercised		Unexercised	Option		Stock That	Stock That	Have	Other
	Options	Options		Unearned	Exercise	Option	Have Not	Have Not	Not	Rights That
	(#)	(#)		Options	Price	Expiration	Vested	Vested	Vested	Have Not
Name	Exercisable	Unexercisable		(#)	($)	Date	(#)	($)	(#)	Vested ($)
Thomas N. Chieffe	6,578	85,653	(1)	—	1.00	5/30/2018	—	—	—	—
Warren J. Arthur	1,754	22,841	(1)	—	1.00	5/30/2018	—	—	—	—
Cynthia L. Sobe (2)	—	—		—	—	—	—	—	—	—
Stephen E. Graham (3)	—	20,506		—	1.00	6/22/2019	—	—	—	—
Robert M. Franco	2,924	38,068	(1)	—	1.00	5/30/2018	—	—	—	—
John F. Haumesser	1,827	23,793	(1)	—	1.00	5/30/2018	—	—	—	—

(1)	Approximately 35% of the options issued in 2008 vest ratably over a five year period (“time-based options”), subject to such options immediately vesting upon a change of control, as defined in the 2004 Stock Option Plan. The remainder of the options become exercisable if a liquidity event, as defined in the option agreements, occurs and certain specified returns on investment are realized by Investcorp and Harvest Partners in connection with the liquidity event (provided that if a liquidity event had occurred prior to December 31, 2009, these options (together with the time-based options) would have immediately vested without regard to realized investment returns). The number of shares underlying the options is subject to adjustment in the event Investcorp converts its preferred shares of AMH II into common shares, with the adjusted number of shares dependent on the level of achieved investment hurdles.

(2)	In connection with Ms. Sobe’s resignation from the Company, her outstanding option awards were cancelled.

(3)	Under the terms of Mr. Graham’s employment agreement, Mr. Graham was granted, pursuant to the 2004 Stock Option Plan, options to purchase 20,506 shares of AMH II’s common stock at an exercise price of $1.00 per share. Approximately 35% of the options vest ratably over a five-year period, subject to such options vesting immediately upon a change in control, as defined in the 2004 Stock Option Plan, and the remainder of the options become exercisable if a liquidity event, as defined in the option agreement, occurs and certain specified returns on investment are realized in connection with the liquidity event; provided that if a liquidity event would have been consummated on or before January 1, 2010, all options would have immediately vested without regard to realized investment returns. Mr. Graham’s options expire on June 22, 2019. See “Management—Employment Agreements—Mr. Graham.”
Options have been issued to the Company’s executive officers under the Associated Materials Holdings Inc. 2002 Stock Option Plan and the AMH Holdings II, Inc. 2004 Stock Option Plan. Below is a summary of these stock option plans.
Associated Materials Holdings Inc. 2002 Stock Option Plan
In June 2002, Holdings adopted the Associated Materials Holdings Inc. 2002 Stock Option Plan. In March 2004, AMH assumed the 2002 Plan and all outstanding options under the plan. Options under the 2002 Plan were converted from the right to purchase shares of Holdings common stock into a right to purchase shares of AMH common stock with each option providing for the same number of shares and at the same exercise price as the original options. The Committee administers the 2002 Plan and selects eligible executives, directors, and employees of, and consultants to, AMH and its affiliates, (including the Company), to receive options. The Board of Directors of AMH II also will determine the number and type of shares of stock covered by options granted under the plan, the terms under which options may be exercised, the exercise price of the options and other terms and conditions of the options in accordance with the provisions of the 2002 Plan. An option holder may pay the exercise price of an option by any legal manner that the Board of Directors of AMH II permits. Option holders generally may not transfer their options except in the event of death. If AMH undergoes a change in control, as defined in the 2002 Plan, all options then outstanding become immediately fully exercisable. The Board of Directors of AMH II may adjust outstanding options by substituting stock or other securities of any successor or another party to the change in control transaction, or cash out such outstanding options, in any such case, generally based on the consideration received by its stockholders in the transaction. Subject to particular limitations specified in the 2002 Plan, the Board of Directors of AMH II may amend or terminate the plan. The 2002 Plan will terminate no later than 10 years following its effective date; however, any options outstanding under the option plan will remain outstanding in accordance with their terms. AMH does not intend to grant any additional options under the 2002 Plan.

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
AMH Holdings II, Inc. 2004 Stock Option Plan
In December 2004, AMH II adopted the AMH Holdings II, Inc. 2004 Stock Option Plan. The Compensation Committee administers the 2004 Plan and selects eligible executives, directors, and employees of, and consultants to, AMH II and its affiliates, (including the Company), to receive options to purchase AMH II Class B non-voting common stock. The Compensation Committee also determines the number of shares of stock covered by options granted under the 2004 Plan, the terms under which options may be exercised, the exercise price of the options and other terms and conditions of the options in accordance with the provisions of the 2004 Plan. An option holder may pay the exercise price of an option by any legal manner that the Compensation Committee permits. Option holders generally may not transfer their options except in the event of death. If AMH II undergoes a change of control, as defined in the 2004 Plan, the Compensation Committee may accelerate the exercisability of all or a portion of the outstanding options, adjust outstanding options by substituting stock, or cash out such outstanding options, in any such case, generally based on the consideration received by its stockholders in the transaction. Subject to particular limitations specified in the 2004 Plan, the Board of Directors of AMH II may amend or terminate the 2004 Plan. The 2004 Plan will terminate no later than 10 years following its effective date; however, any options outstanding under the 2004 Plan will remain outstanding in accordance with their terms.
In May 2008, certain options previously issued to executive officers and certain employees of the Company under the 2002 Plan and the 2004 Plan were exchanged for new options providing for a lower exercise price and certain other modified terms. As a result of the exchange, options for an aggregate of 165,971 shares of AMH II common stock having a weighted average exercise price of $46.59 per share were exchanged for new options having an exercise price of $1.00 per share (which exercise price exceeded the fair market value on the date of grant). In addition, new option grants were issued to certain individuals who previously did not hold stock options. Approximately 35% of the options issued vest ratably over a five year period (“time-based options”), subject to such time-based options immediately vesting upon a change of control, as defined in the 2004 Plan. The remainder of the options become exercisable if a liquidity event, as defined in the option agreements, occurs and certain specified returns on investment are realized by the Investcorp and Harvest Partners in connection with the liquidity event; provided that if a liquidity event had occurred on or prior to December 31, 2009, these options (together with the time-based options) would have immediately vested without regard to realized investment returns. A liquidity event is generally defined as an initial public offering yielding at least $150.0 million of net proceeds or a sale to an unaffiliated third person of over 50% of the stock or assets of the Company. The number of shares underlying the new options is subject to adjustment in the event Investcorp converts its preferred stock of AMH II into common stock, with the adjusted number of shares dependent on the fair market value of AMH II common stock at the time of such conversion.
OPTIONS EXERCISES AND STOCK VESTED
There were no exercises of stock options held by the Company’s named executive officers in 2009.
PENSION BENEFITS
The Company does not maintain any pension plans which provide for payments or other benefits in connection with the retirement of any current named executive officer.

NON-QUALIFIED DEFERRED COMPENSATION
The Company does not maintain any non-qualified defined contribution or other deferred compensation plans.
POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
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
Individual Agreements. The Company’s named executive officers have agreements that affect the amount paid or benefits provided following termination or change in control. Refer to the “Employment Agreements” section for additional discussion regarding the employment agreements with the Company’s executives.
The table below summarizes the amounts that would have been payable, in addition to any amounts included in the Summary Compensation Table and pension benefits included in the Pension Benefits table, to named executive officers in connection with a termination (including resignation, severance, or retirement) or a change in control had such event occurred on January 2, 2010.

	Severance Benefits			Change in Control Severance
			Stock and stock			Stock and stock
	Severance	Benefits	options	Severance	Benefits	options
Name	Payments (1)	(2)	(3)	Payments (1)	(4)	(3)
Thomas N. Chieffe	$1,600,000	$13,080	$—	$3,250,000	$43,080	$—
Warren J. Arthur	250,000	6,540	—	1,000,000	43,080	—
Cynthia L. Sobe (5)	—	—	—	—	—	—
Stephen E. Graham (6)	—	—	—	1,200,000	43,080	—
Robert M. Franco	409,281	8,111	—	1,320,000	43,080	—
John F. Haumesser	252,000	6,540	—	1,008,000	43,080	—

(1)	Based on the terms of Mr. Chieffe’s employment agreement, Mr. Chieffe would be entitled to the remaining unpaid portion of his special retention incentive bonus in the event of termination or a change in control.

(2)	Represents an estimate of the medical benefits, based on the Company’s current cost per employee, to which the executives would be entitled in the event of a termination.

(3)	As the number of shares underlying the options are subject to adjustment in the event Investcorp converts its preferred shares of AMH II into common shares, with the adjusted number of shares dependent on the level of achieved investment hurdles, the value of the stock options is undeterminable as of January 2, 2010.

(4)	Represents an estimate of the medical benefits, based on the Company’s current cost per employee, to which the executives would be entitled in the event of a change in control and termination in addition to amounts due for employee outplacement services.

(5)	Ms. Sobe resigned June 2, 2009, effective June 22, 2009, as Vice President—Chief Financial Officer, Treasurer and Secretary.

(6)	Mr. Graham was appointed Vice President—Chief Financial Officer, Treasurer and Secretary, effective June 22, 2009. See “Employment Agreements” for a discussion of Mr. Graham’s severance benefits and change in control severance.

DIRECTOR COMPENSATION

Change
in Pension
Value and
				Non-Equity	Nonqualified
	Fees Earned			Incentive	Deferred
	or Paid	Stock	Option	Plan	Compensation	All Other
Name	in Cash	Awards	Awards (1)	Compensation	Earnings	Compensation	Total
Thomas N. Chieffe	$—	$—	$—	$—	$—	$—	$—
Lars C. Haegg	—	—	—	—	—	—	—
Ira D. Kleinman	—	—	—	—	—	—	—
Kevin C. Nickelberry	—	—	—	—	—	—	—
Dana R. Snyder	25,000	—	—	—	—	—	25,000
Dennis W. Vollmershausen	25,000	—	—	—	—	—	25,000
Christopher D. Whalen	—	—	—	—	—	—	—

(1)	At January 2, 2010, the aggregate number of options awards outstanding to directors was: Mr. Vollmershausen — 2,870 shares and Mr. Snyder — 6,149 shares.
AMH II pays two directors, Dennis Vollmershausen and Dana Snyder, $5,000 per meeting for their participation in meetings of the Board of Directors of AMH II, as neither is directly employed by either Investcorp or Harvest Partners. None of the other directors currently receive any compensation for their services on the Board of Directors of AMH II or committee of the Board of Directors of AMH II. AMH II currently reimburses its non-employee directors for all out of pocket expenses incurred in the performance of their duties as directors. The Board of Directors of AMH II is subject to the rules and operating procedures as set forth in the stockholders agreement among the stockholders of AMH II.
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
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
AMH II currently has four classes of stock outstanding: Class B, Series I (voting) Common Stock, Class B, Series II (non-voting) Common stock, Voting Preferred Stock and Non-Voting Preferred Stock. The Voting and Non-Voting Preferred Stock are convertible into Class A, Series I (voting) and Class A, Series II (non-voting) Common Stock. No shares of Class A Common Stock are currently outstanding. All of the voting common stock of AMH II is held by affiliates of Harvest Partners and all of the preferred stock of AMH II (a portion of which is voting preferred stock) is held by affiliates of Investcorp, with the result that such affiliates of Harvest Partners and Investcorp, respectively, each hold 50% of the voting capital stock of AMH II. As a result of their ownership of voting capital stock and a stockholders agreement, affiliates of Harvest Partners and Investcorp have the ability to designate a majority of the Board of Directors of AMH II and all of its subsidiaries and to control action to be taken by AMH II and its subsidiaries and their respective boards of directors, including amendments to their respective certificates of incorporation and by-laws and approval of significant corporate transactions, including mergers and sales of substantially all of the assets of AMH II and any of its subsidiaries.
The following table sets forth certain information as of March 26, 2010, regarding the beneficial ownership of AMH II by:
•	each person known by the Company to own beneficially 5% or more of the outstanding voting preferred stock or voting common stock of AMH II;
•	the directors and named executive officers of AMH II; and
•	all directors and named executive officers of AMH II as a group.
The Company determined beneficial ownership in accordance with the rules of the SEC, which generally require inclusion of shares over which a person has voting or investment power. Share ownership in each case includes shares that may be acquired within 60 days through the exercise of any options. None of the shares held by executive officers and directors have been pledged as security. Except as otherwise indicated, the address for each of the named individuals is c/o Associated Materials, LLC, 3773 State Road, Cuyahoga Falls, Ohio 44223.

	Class A Preferred Stock		Class B Common Stock
	Number of		Number of
	Shares—Series	% of	Shares—Series	% of
	I (voting)	Class	I (voting)	Class
Investcorp S.A. (1)	500,000	100.0%	—	—
Sipco Limited (2)	500,000	100.0%	—	—
AM Equity Limited (3)	80,117	16.0%	—	—
AM Investments Limited (4)	80,117	16.0%	—	—
Associated Equity Limited (5)	80,117	16.0%	—	—
Associated Investments Limited (6)	80,117	16.0%	—	—
Investcorp 2005 AMH Holdings II Portfolio Limited Partnership (7)	109,533	21.9%	—	—
Investcorp Coinvestment Partners II, L.P. (8)	36,666	7.3%	—	—
Investcorp Coinvestment Partners I, L.P. (9)	33,333	6.7%	—	—
Harvest Funds (10) (11) (12)	—	—	500,000	100%

	Class B Common Stock		Class B Common Stock
	Number of		Number of
	Shares—Series	% of	Shares—Series	% of
	I (voting)	Class	II (non-voting)	Class
Executive Officers and Directors
Thomas N. Chieffe (13)	—	—	6,578	*
Warren J. Arthur (14)	—	—	1,754	*
Stephen E. Graham (15)	—	—	—	—
Robert M. Franco (16)	—	—	2,924	*
John F. Haumesser (17)	—	—	1,827	*
Lars C. Haegg	—	—	—	—
Ira D. Kleinman (18)	500,000	100.0%	—	—
Kevin C. Nickelberry	—	—	—	—
Dana R. Snyder (19)	—	—	439	*
Dennis W. Vollmershausen (20)	—	—	4,189	*
Christopher D. Whalen	—	—	—	—
All directors and executive officers as a group	500,000	100.0%	17,711	1.4%

*	less than 1%

(1)	Investcorp S.A. does not directly own any shares of stock of AMH II. With respect to the shares of Series I Class A Preferred Stock held by Investcorp 2005 AMH Holdings II Portfolio Limited Partnership (109,533 shares), Investcorp Coinvestment Partners II, L.P. (36,666 shares) and Investcorp Coinvestment Partners I, L.P. (33,333 shares), Investcorp S.A. is the general partner of each of those partnerships and, therefore, Investcorp S.A. may be deemed to share beneficial ownership of those shares. The balance of the shares of Series I Class A Preferred Stock is owned by AM Equity Limited, AM Investments Limited, Associated Equity Limited and Associated Investments Limited (collectively, the “AMH Investors”). Investcorp S.A. does not own any of the shares of the AMH Investors. Investcorp S.A. may be deemed to share beneficial ownership of the shares of Series I Class A Preferred Stock held by the AMH Investors because the owners of the voting stock of the AMH Investors have entered into revocable management services or similar agreements with an affiliate of Investcorp S.A. pursuant to which each of the entities owning the voting stock of the AMH Investors, or such entities’ stockholders, has granted such affiliate the authority to direct the voting and disposition of the voting shares issued by such entity, which permits Investcorp S.A. to control the voting and disposition of the Series I Class A Preferred Stock owned by each AMH Investor for so long as such agreements are in effect. The address for Investcorp Bank S.A. is 6 rue Adolphe Fischer, Luxembourg.

(2)	Sipco Limited may be deemed to control Investcorp S.A. through its ownership of a majority of a company’s stock that indirectly owns a majority of Investcorp S.A.’s shares. Sipco Limited is a Cayman Islands company with its address at P.O. Box 1111, West Wind Building, George Town, Grand Cayman, Cayman Islands.

(3)	AM Equity Limited is a Cayman Islands company with its address at P.O. Box 2197, West Wind Building, George Town, Grand Cayman, Cayman Islands.

(4)	AM Investments Limited is a Cayman Islands company with its address at P.O. Box 2197, West Wind Building, George Town, Grand Cayman, Cayman Islands.

(5)	Associated Equity Limited is a Cayman Islands company with its address at P.O. Box 2197, West Wind Building, George Town, Grand Cayman, Cayman Islands.

(6)	Associated Investments Limited is a Cayman Islands company with its address at P.O. Box 2197, West Wind Building, George Town, Grand Cayman, Cayman Islands.

(7)	Investcorp 2005 AMH Holdings II Portfolio Limited Partnership is a Cayman Islands exempted limited partnership with its address at P.O. Box 1111, West Wind Building, George Town, Grand Cayman, Cayman Islands.

(8)	Investcorp Coinvestment Partners II, L.P. is a Delaware limited partnership with its address at 280 Park Avenue, New York, New York 10017.

(9)	Investcorp Coinvestment Partners I, L.P. is a Delaware limited partnership with its address at 280 Park Avenue, New York, New York 10017.

(10)	Harvest Funds are Harvest Partners III, L.P., Harvest Partners III Beteilingungsgesellschaft Burgerlichen Rechts (mit Haftungsbeschrankung) (“Harvest Partners III, GbR”), Harvest Partners IV, L.P. and Harvest Partners IV GmbH & Co. KG (“Harvest Partners IV KG”). Harvest Associates III, L.L.C., which has five voting members, is the general partner of Harvest Partners III, L.P. and Harvest Partners III, GbR. Harvest Associates IV, L.L.C., which has five voting members, is the general partner of Harvest Partners IV, L.P. and Harvest Partners IV KG. Harvest Partners, L.L.C. provides management services for Harvest Associates III, L.L.C. in connection with Harvest Partners III, L.P. and Harvest Partners III, GbR and for Harvest Associates IV, L.L.C. in connection with Harvest Partners IV, L.P. and Harvest Partners IV KG.

(11)	Includes 131,978 shares of Class B Series I (voting) common stock owned by Harvest Partners III, L.P. and 18,022 shares of Class B Series I (voting) common stock owned by Harvest Partners III, GbR for each of which Harvest Associates III, L.L.C. is the general partner. Harvest Associates III, L.L.C. has five voting members, each of whom has equal voting rights and who may be deemed to share beneficial ownership of the shares of common stock of AMH. The five members are Ira Kleinman, Harvey Mallement, Stephen Eisenstein, Harvey Wertheim, and Thomas Arenz. Mr. Kleinman is on the Board of Directors of AMH II. Each of Messrs. Kleinman, Mallement, Eisenstein, Wertheim and Arenz disclaims beneficial ownership of the shares of Class A common stock owned by Harvest Partners III, L.P. and Harvest Partners III GbR.

(12)	Includes 286,465 shares of Class B Series I (voting) common stock owned by Harvest Partners IV, L.P. and 63,535 shares of Class B Series I (voting) common stock owned by Harvest Partners IV KG, for each of which Harvest Associates IV, L.L.C. is the general partner. Harvest Associates IV, L.L.C. has five voting members, each of whom has equal voting rights and who may be deemed to share beneficial ownership of the shares of Class B common stock of AMH beneficially owned by it. The five members are Ira Kleinman, Harvey Mallement, Stephen Eisenstein, Harvey Wertheim and Thomas Arenz. Mr. Kleinman is on the Board of Directors of AMH II. Each of Messrs. Kleinman, Mallement, Eisenstein, Wertheim and Arenz disclaims beneficial ownership of the shares of Class A common stock owned by Harvest Partners IV, L.P., Harvest Partners IV KG. Harvest Partners III, L.P., Harvest Partners III GbR, Harvest Partners IV, L.P. and Harvest Partners IV KG are collectively referred to as the “Harvest Funds.” The address of the named entities is 280 Park Avenue, 25th Floor, New York, New York 10017.

(13)	Includes options to purchase 6,578 shares of Class B Series II (non-voting) common stock.

(14)	Includes options to purchase 1,754 shares of Class B Series II (non-voting) common stock.

(15)	Under the terms of Mr. Graham’s employment agreement, which became effective June 22, 2009, Mr. Graham was granted, pursuant to the 2004 Stock Option Plan, options to purchase 20,506 shares of AMH II’s common stock at an exercise price of $1.00 per share. Approximately 35% of the options vest ratably over a five-year period, subject to such options vesting immediately upon a change in control, as defined in the 2004 Stock Option Plan, and the remainder of the options become exercisable if a liquidity event, as defined in the option agreement, occurs and certain specified returns on investment are realized in connection with the liquidity event; provided that if a liquidity event had been consummated on or before January 1, 2010, all options would have immediately vested without regard to realized investment returns. See “—Employment Agreements—Mr. Graham.”

(16)	Includes options to purchase 2,924 shares of Class B Series II (non-voting) common stock.

(17)	Includes options to purchase 1,827 shares of Class B Series II (non-voting) common stock.

(18)	Includes shares of Class B Series I (voting) common stock owned by Harvest Partners III, L.P. and shares of Class B Series I (voting) common stock owned by Harvest Partners III GbR, for each of which Harvest Associates III, L.L.C. is the general partner. Also includes shares of Class B Series I (voting) common stock owned by Harvest Partners IV, L.P. and Harvest Partners IV KG, for each of which Harvest Partners IV, L.L.C. is the general partner. Mr. Kleinman is a voting member of Harvest Associates, III, L.L.C. and Harvest Partners IV, L.L.C. and may be deemed to share beneficial ownership of the shares of common stock of AMH beneficially owned by them. Mr. Kleinman disclaims beneficial ownership of common shares owned by Harvest Partners III, L.P., Harvest Partners III GbR, Harvest Partners IV, L.P. and Harvest Partners IV KG.

(19)	Includes options to purchase 439 shares of Class B Series II (non-voting) common stock.

(20)	Includes 1,319 shares of Class B Series II (non-voting) common stock owned through a personal holding company in the name of 3755428 Canada Inc., a Canadian corporation. Mr. Vollmershausen is the sole shareholder of this corporation. Mr. Vollmershausen also holds options to purchase 2,870 shares of Class B Series II (non-voting) common stock.

CHANGES IN CONTROL
PLEDGE AGREEMENT
Contemporaneously with Associated Materials entering into the ABL Facility in October 2008, Holdings entered into a Pledge Agreement, pursuant to which Holdings (Associated Materials’ direct parent) pledged all of the equity interests of Associated Materials to the agent for the benefit of the lenders under the ABL Facility as collateral for the performance of the obligations thereunder. Upon the occurrence of an event of default under the ABL Facility, the administrative agent thereunder is entitled under such pledge agreement to transfer all or any part of the collateral thereunder (including the pledged equity interests of Associated Materials) into the name of the administrative agent, on behalf of the lenders under the ABL Facility, and to sell or otherwise dispose of such collateral (including the pledged equity interests of Associated Materials) in any manner permitted by law and by the terms of such pledge agreement. The occurrence of such an event of default and the exercise by the agent of such remedies under the pledge agreement could result in a change of control of Associated Materials.
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
Pursuant to the stockholders agreement, Harvest Partners has the right to designate three members of a seven-member Board of Directors of AMH II and Investcorp has the right to designate three of the seven members of the Board of Directors of AMH II. An additional board seat will be occupied by the CEO of the Company, who is currently Thomas N. Chieffe. The Board of Directors of AMH II is subject to rules and operating procedures as set forth in the stockholders agreement. The number of directors that each of Harvest Partners and Investcorp can designate to the Board of Directors of AMH II is reduced as their equity ownership in AMH II is reduced below specified percentages. Funds managed by Harvest Partners and Investcorp each hold 50% of the voting capital stock of AMH II. All decision-making by the Board of Directors of AMH II will generally require the affirmative vote of a majority of the members of the entire Board of Directors of AMH II. In addition, certain matters, such as issuing additional equity securities, new debt financings, acquisitions and related transactions, and other significant transactions, require the affirmative vote of at least one director nominated by Harvest Partners and one director nominated by Investcorp (a “Special Board Approval”). The number of matters that require a Special Board Approval is reduced as the equity ownership of each of Harvest Partners and Investcorp falls below certain stated thresholds.
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
The stockholders agreement provides stockholders certain rights with respect to registration under the Securities Act either upon the occurrence of the initial public offering or registration of AMH II of its securities under the Securities Act for its own account or account of another person. The stockholders agreement also provides stockholders with certain preemptive rights to purchase AMH II securities upon the issuance of new AMH II securities, and subject to certain other conditions.
The stockholders agreement provides Investcorp (together with their Permitted Transferees, the “Investcorp Investors”) with the following additional rights: (i) at any time after December 22, 2006, the Investcorp Investors may demand that an independent valuation of AMH II be performed by an independent investment banking or valuation firm and, in the event that the valuation is less than the “Threshold Amount” (as defined in the stockholders agreement), and subject to certain other conditions, the Investcorp Investors may make changes to the executive officers of AMH II and its subsidiaries, including the CEO (who shall be reasonably acceptable to the stockholders party thereto affiliated with Harvest Partners (together with their Permitted Transferees, the “Harvest Funds”)); (ii) if for the period from January 1, 2005 through December 31, 2008, the Adjusted Cash Flow (as defined in the stockholders agreement) of AMH II and its subsidiaries was less than 70% of the Projected Adjusted Cash Flow (as defined in the stockholders agreement) of AMH II and its subsidiaries, the Investcorp Investors may notify AMH II that they intend to initiate a process that could result in the exercise by the Investcorp Investors of their drag-along rights and, if the Investcorp Investors opt to pursue the exercise of their drag-along rights, for a period of 60 days after notice thereof is given to AMH II, the Harvest Funds and AMH II shall have the right, but not the obligation, to purchase all, but not less than all, of the outstanding preferred stock and common stock held by the Investcorp Investors; and

(iii) at any time after July 15, 2007, the Investcorp Investors may notify AMH II that they intend to cause AMH II to initiate a process that could result in a recapitalization of AMH II, in accordance with certain conditions (as further described in the stockholders agreement, an “Approved Recapitalization”). In each of (i) and (ii), at the earlier of such time as (a) 75% or more of the preferred stock of AMH II acquired by the Investcorp Investors pursuant to the Restructuring Agreement has been repurchased by AMH II or converted into common stock of AMH II and (b) the Investcorp Investors hold less than 20% of AMH II’s outstanding capital stock, then the rights under (i) and (ii) described herein will terminate. In addition, each of the rights granted under (i), (ii) and (iii) are exercisable only once during the term of the stockholders agreement. Since July 15, 2007, subject to certain conditions, the other stockholders (other than the Investcorp Investors) party to the stockholders agreement have also been entitled to initiate an Approved Recapitalization if the Equity Value (as defined in the stockholders agreement) of AMH II exceeds $815.0 million. Also, since December 22, 2009, each of the Harvest Funds and Investcorp has been entitled to notify the Company and the other stockholders that they intend to initiate a process that could result in the exercise of their respective drag-along rights.
INTERCOMPANY LOAN AGREEMENT
In June 2009, at the time the Company initially issued its 15% notes, Associated Materials entered into an intercompany loan agreement with AMH II, pursuant to which Associated Materials agreed to periodically make loans to AMH II in an amount not to exceed an aggregate outstanding principal amount of approximately $33.0 million at any one time, plus accrued interest. Interest accrues at a rate of 3% per annum and is added to the then outstanding principal amount on a semi-annual basis. The principal amount and accrued but unpaid interest thereon will mature on May 1, 2015. As of January 2, 2010, the principal amount of borrowings by AMH II under this intercompany loan agreement and accrued interest thereon was $27.2 million. The Company believes that AMH II will have the ability to repay the loan in accordance with its stated terms. Due to the related party nature and the underlying terms of the intercompany loan with AMH II, the Company has deemed it not practical to assign and disclose a fair value estimate for this loan.
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
MANAGEMENT ADVISORY AGREEMENT
Associated Materials entered into a management advisory agreement with Investcorp International Inc. (“III”) for management advisory, strategic planning and consulting services, for which Associated Materials paid III the total due under the agreement of $6.0 million on December 22, 2004. As described in the management advisory agreement with III, $4.0 million of this management fee relates to services to be provided during the first year of the agreement, with $0.5 million related to services to be provided each year of the remaining four-year term of the agreement. The term of the management advisory agreement ended on December 22, 2009. The Company expensed the prepaid management fee in accordance with the services provided over the life of the agreement and recorded $0.5 million of expense in connection with this agreement for each of the years ended January 2, 2010, January 3, 2009, and December 29, 2007, which are included in selling, general and administrative expenses in the consolidated statements of operations.
On November 5, 2009, Associated Materials entered into a financing advisory services agreement with III, which financing advisory services agreement provided for the payment to III of a one-time fee in exchange for certain financing advisory services. In connection with such agreement, a fee, equal to 0.667%, or approximately $1.3 million, of the total proceeds of the 9.875% notes offering was paid to III upon the issuance of the 9.875% notes.

Associated Materials entered into an amended and restated management agreement with Harvest Partners in December 2004 for financial advisory and strategic planning services. For these services, Harvest Partners receives an annual fee payable on a quarterly basis in advance, beginning on the date of execution of the original agreement. The fee is adjusted on a yearly basis in accordance with the U.S. Consumer Price Index. Associated Materials paid approximately $0.9 million, $0.9 million and $0.8 million of management fees to Harvest Partners for the years ended January 2, 2010, January 3, 2009, and December 29, 2007, respectively, which are included in selling, general and administrative expenses in the consolidated statements of operations. The agreement also provides that Harvest Partners will receive transaction fees in connection with financings, acquisitions and divestitures of the Company. Such fees will be a percentage of the applicable transaction. In December 2004, Harvest Partners and III entered into an agreement pursuant to which they agreed that any transaction fee that becomes payable under the amended management agreement after December 22, 2004 will be shared equally by Harvest Partners and III. The initial term of the management agreement concluded on March 31, 2007. The term has been automatically renewed for one-year periods since that date and will continue to automatically renew for one-year periods on March 31st of each year provided written notice of termination has not been given by Harvest Partners at least three years prior to the end of the applicable term.
On November 5, 2009, Associated Materials entered into a financing advisory services agreement with Harvest Partners, which finance advisory services agreement provided for the payment to Harvest Partners of a one-time fee in exchange for certain financing advisory services. In connection with such agreement, a fee equal to 0.333%, or approximately $0.7 million, of the total proceeds of the 9.875% notes offering was paid to Harvest Partners upon the issuance of the 9.875% notes.
As of January 2, 2010 and January 3, 2009, the Company has a payable to its direct parent company totaling approximately $14.8 million and $10.5 million, respectively. The balances outstanding with its direct parent company relates primarily to amounts owed under the Company’s tax sharing agreement with its direct parent company, which include the Company on its consolidated tax return, totaling $16.0 million and $11.7 million at January 2, 2010 and January 3, 2009, respectively, offset by $1.2 million of amounts due for fees paid by the Company on behalf of its direct parent company in connection with its formation.
DIRECTOR INDEPENDENCE
The Company has determined that Lars C. Haegg, Ira D. Kleinman, Kevin C. Nickelberry, Dennis W. Vollmershausen and Christopher D. Whalen meet the general independence requirements for independent directors of AMH II, according to the listing standards of the Nasdaq Stock Market. Because of his employment with the Company, the Company has determined that Thomas N. Chieffe is not an independent director. In addition, the Company has determined that Dana R. Snyder is not an independent director due to the amount of consulting fees and fees related to his employment as interim Chief Executive Officer received by him from the Company in 2006.
The Compensation Committee of the Board of Directors currently consists of Messrs. Kleinman, Haegg and Vollmershausen, all of whom are considered independent committee members.
The Audit Committee of the Board of Directors currently consists of Messrs. Haegg, Kleinman and Vollmershausen. The Company has determined that Mr. Vollmershausen meets the heightened independence requirements for independent audit committee members according to the listing standards of the Nasdaq Stock Market. According to such listing standards, the Company has determined (i) that Mr. Haegg is not an independent audit committee member because he holds the position of managing director of an affiliate of Investcorp, affiliates of which beneficially own 100% of the Class A Preferred Stock Series I (voting) shares of the Company’s direct parent, AMH II, and (ii) that Mr. Kleinman is not an independent audit committee member because he holds the position of General Partner of Harvest Partners, which beneficially owns 100% of the Class B Common Stock Series I (voting) shares of AMH II.
Although the Company does not have a class of securities listed on any national securities exchange and is therefore not subject to the listing requirements of the Nasdaq Stock Market or Rule 10A-3 promulgated under the Exchange Act, the Company nevertheless used the listing requirements of The Nasdaq Stock Market to make its evaluation as to the independence of members of the Board of Directors of AMH II and the Compensation and Audit Committees of the Board of Directors of AMH II.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table sets forth the aggregate fees billed to the Company by the independent accountants, Deloitte & Touche LLP and Ernst & Young LLP, for services rendered during fiscal years 2009 and 2008 (in thousands):

	2009	2008
Audit Fees	$996	$938
Audit-Related Fees	443	—
Tax Fees	64	71

Total Fees	$1,503	$1,009

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
AUDIT FEES
Audit fees principally constitute fees billed for professional services rendered by Deloitte & Touche LLP for the audit of the Company’s consolidated financial statements for the year ended January 2, 2010 and interim review of the consolidated financial statements included in the Company’s quarterly report on Form 10-Q for the third quarter ended October 3, 2009. In addition, audit fees were billed for professional services rendered by Ernst & Young LLP for the audit of the Company’s consolidated financial statements for the year ended January 3, 2009 and interim reviews of the consolidated financial statements included in the Company’s quarterly reports on Form 10-Q for 2008 and the first two quarters of 2009 ended April 4, 2009 and July 4, 2009. The Audit Committee pre-approved 100% of the audit fees in 2009 and 2008.
AUDIT-RELATED FEES
Audit-related fees constitute fees billed for assurance and related services by Deloitte & Touche LLP and Ernst & Young LLP that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements, other than the services reported above under “Audit Fees.” In 2009, these fees were primarily related to the professional services rendered in connection with the Company’s issuance of its 9.875% notes. The Audit Committee pre-approved 100% of the audit-related fees in 2009.
TAX FEES
Tax fees constitute fees billed for professional services rendered by Ernst & Young LLP for tax compliance, tax advice and tax planning in each of the fiscal years 2009 and 2008. The Audit Committee pre-approved 100% of the tax fees in 2009 and 2008.
ALL OTHER FEES
None.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are included in this report.
(A)(1) FINANCIAL STATEMENTS
See Index to Consolidated Financial Statements at Item 8. “Financial Statements and Supplementary Data” on page 49 of this report.
(A)(2) FINANCIAL STATEMENT SCHEDULES
All financial statement schedules have been omitted due to the absence of conditions under which they are required or because the information required is included in the consolidated financial statements or the notes thereto.
(A)(3) EXHIBITS
See Exhibit Index beginning on page 119 of this report. Management contracts and compensatory plans and arrangements required to be filed as an exhibit pursuant to Form 10-K are denoted in the Exhibit Index by an asterisk (*).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMH HOLDINGS, LLC
By:	/s/ THOMAS N. CHIEFFE
Thomas N. Chieffe
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ STEPHEN E. GRAHAM
Stephen E. Graham
Vice President-Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)
Date: April 2, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS N. CHIEFFE Thomas N. Chieffe	President and Chief Executive Officer (Principal Executive Officer)	April 2, 2010

/s/ STEPHEN E. GRAHAM Stephen E. Graham	Vice President-Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	April 2, 2010

Lars C. Haegg *	Director
Ira D. Kleinman *	Director
Kevin C. Nickelberry *	Director
Dana R. Snyder *	Director
Dennis W. Vollmershausen *	Director
Christopher D. Whalen *	Director

* By:	/s/ STEPHEN E. GRAHAM

Stephen E. Graham
	Attorney-in-Fact	April 2, 2010
SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT
No annual report or proxy material has been sent to security holders covering fiscal 2009.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT
No annual report covering fiscal 2009 and no proxy materials regarding annual or other meetings of fiscal holders have been sent to security holders.

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Certificate of Formation of AMH Holdings, LLC (incorporated by reference to Exhibit 3.1 to AMH’s Annual Report on Form 10-K, filed with the SEC on March 25, 2008).

3.2	Limited Liability Company Agreement of AMH Holdings, LLC (incorporated by reference to Exhibit 3.2 to AMH’s Annual Report on Form 10-K, filed with the SEC on March 25, 2008).

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

4.3
Indenture governing Associated Materials’ 9.875% Senior Secured Second Lien Notes due 2016, dated as of November 5, 2009, among Associated Materials, LLC, Associated Materials Finance, Inc., Gentek Holdings, LLC and Gentek Building Products, Inc., and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on November 6, 2009).

4.4	Form of 9.875% Senior Secured Second Lien Note due 2016 (included in Exhibit 4.1 hereto).

4.5
Security Agreement, dated as of November 5, 2009, among Associated Materials, LLC, Associated Materials Finance, Inc., Gentek Holdings, LLC, Gentek Building Products, Inc., any entities that may become subsidiary guarantors, Deutsche Bank Trust Company Americas, and any other pari passu secured indebtedness representative that may become party thereto (filed as Exhibit 4.3 to the Current Report on Form 8-K filed with the SEC on November 6, 2009).

4.6
Intercreditor Agreement, dated as of November 5, 2009, among Wachovia Bank, National Association, Deutsche Bank Trust Company Americas, Associated Materials, LLC, Gentek Building Products, Inc., Associated Materials Canada Limited, Gentek Building Products Limited Partnership, Associated Materials Holdings, LLC, Associated Materials Finance, Inc., Gentek Holdings, LLC, Gentek Canada Holdings Limited and any other entity that becomes a guarantor under the first lien loan agreement and the second lien documents (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 6, 2009).

10.1
Loan and Security Agreement, dated as of October 3, 2008, by and among Wachovia Capital Markets, LLC and CIT Capital Securities LLC, as joint lead arrangers and joint bookrunners, Wachovia Bank, National Association, as administrative agent and collateral agent, The CIT Group/Business Credit, Inc., as syndication agent, the lenders party thereto, Associated Materials, Gentek Building Products, Inc. and Gentek Building Products Limited, as borrowers, and Holdings, Gentek Holdings, LLC and Alside, Inc., as guarantors (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on October 9, 2008).

10.2
Amendment No. 1 to Loan and Security Agreement, dated as of June 16, 2009, among Wachovia Bank, National Association, as Agent, the Lenders party thereto, Associated Materials, LLC, Gentek Building Products, Inc. and Gentek Building Products Limited, as Borrowers, and Associated Materials Holdings, LLC, Alside, Inc. and Gentek Holdings, LLC, as Guarantors (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the SEC on June 22, 2009).

Exhibit
Number		Description
10.3
Amendment No. 2 to Loan and Security Agreement, dated as of October 23, 2009, among Wachovia Bank, National Association, as Agent, the Lenders party thereto, Associated Materials, LLC, Gentek Building Products, Inc., Associated Materials Canada Limited (formerly Gentek Building Products Limited) and Gentek Building Products Limited Partnership, as Borrowers, and Associated Materials Holdings, LLC, Associated Materials Finance, Inc. (formerly Alside, Inc.), as Guarantors (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on November 6, 2009).

10.4
Intercompany Loan Agreement, dated as of June 16, 2009, between Associated Materials, LLC and AMH Holdings II, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on June 22, 2009).

10.5
Tax Sharing Agreement, dated March 4, 2004, by and among AMH, Holdings and Associated Materials (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K, filed with the SEC on April 1, 2005).

10.6	*	AMH Holdings II, Inc. 2004 Stock Option Plan (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K/A, filed with the SEC on December 23, 2004).

10.7	*
Form of Stock Option Award Agreement, for awards made in 2008 under the 2004 Option Plan (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K, filed with the SEC on April 3, 2009).

10.8
Stockholders Agreement, dated December 22, 2004, by and among AMH II and the stockholders signatory thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K/A, filed with the SEC on December 23, 2004).

10.9		Amendment No. 1 to Stockholders Agreement, dated as of January 31, 2006, by and among AMH II and the stockholders signatory thereto.

10.10	*
Form of Indemnification Agreement between Associated Materials and each of the directors and executive officers of Associated Materials (incorporated by reference to Exhibit 10.14 to Associated Materials’ Registration Statement on Form S-1, SEC File No. 33-84110, filed with the SEC on September 16, 1994).

10.11	*
Agreement and General Release, dated as of November 29, 2007, between Associated Materials and Dana R. Snyder (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 4, 2007).

10.12	*
Amended and Restated Employment Agreement, dated as of April 1, 2008, between Associated Materials and Thomas N. Chieffe (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on April 4, 2008).

10.13	*
Amended and Restated Employment Agreement, dated as of February 17, 2010, between Associated Materials and Thomas N. Chieffe (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on February 23, 2010.

10.14	*
Employment Agreement, dated as of June 3, 2009, by and between Associated Materials, LLC and Stephen E. Graham. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on June 9, 2009).

10.15	*
Amended and Restated Employment Agreement, dated as of February 17, 2010, between Associated Materials and Stephen E. Graham (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on February 23, 2010.

Exhibit
Number		Description
10.16	*
Employment Agreement, dated as of April 1, 2008, between Associated Materials and Cynthia L. Sobe (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed with the SEC on April 4, 2008).

10.17	*
Independent Consulting Agreement between Cynthia L. Sobe and Associated Materials, LLC, dated June 26, 2009 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on July 2, 2009).

10.18	*
Amended and Restated Employment Agreement, dated as of April 1, 2008, between Associated Materials and Robert M. Franco (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on April 4, 2008).

10.19	*
Amended and Restated Employment Agreement, dated as of February 17, 2010, between Associated Materials and Robert M. Franco (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the SEC on February 23, 2010.

10.20	*
Employment Agreement, dated as of April 1, 2008, between Associated Materials and Warren J. Arthur (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the SEC on April 4, 2008).

10.21	*
Amended and Restated Employment Agreement, dated as of February 17, 2010, between Associated Materials and Warren J. Arthur (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed with the SEC on February 23, 2010.

10.22	*
Amended and Restated Employment Agreement, dated as of February 17, 2010, between Associated Materials and John F. Haumesser (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, filed with the SEC on February 23, 2010.

10.23
Amended and Restated Management Agreement, dated December 22, 2004, by and between Harvest Partners, Inc. and Associated Materials Incorporated (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K/A, filed with the SEC on December 23, 2004).

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

99.1
Financing Advisory Services Agreement, dated as of November 5, 2009, between Investcorp International Inc. and Associated Materials, LLC (incorporated by reference to Exhibit 99.5 to the Registration Statement on Form S-4, filed with the SEC on November 25, 2009).

99.2
Financing Advisory Services Agreement, dated as of November 5, 2009, between Harvest Partners, L.P. and Associated Materials, LLC (incorporated by reference to Exhibit 99.6 to the Registration Statement on Form S-4, filed with the SEC on November 25, 2009).

*	Management contract or compensatory plan or arrangement.