Form 10-Q
period 2010-04-03
AMH HOLDINGS, LLC
filed 2010-05-14
CIK 1289559

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 7, 2010, all of the registrant’s membership interests outstanding were held by an affiliate of the Registrant.

AMH HOLDINGS, LLC
REPORT FOR THE QUARTER ENDED APRIL 3, 2010

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AMH HOLDINGS, LLC
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	April 3,	January 2,
	2010	2010

Assets
Current assets:
Cash and cash equivalents	$23,682	$55,855
Accounts receivable, net	123,760	114,355
Inventories	138,800	115,394
Deferred income taxes	3,341	3,341
Income taxes receivable	1,243	—
Prepaid expenses	9,580	8,945

Total current assets	300,406	297,890

Property, plant and equipment, net	110,533	109,037
Goodwill	231,234	231,263
Other intangible assets, net	95,350	96,081
Receivable from parent	27,440	27,237
Other assets	23,281	24,217

Total assets	$788,244	$785,725

Liabilities and Member’s Equity (Deficit)
Current liabilities:
Accounts payable	$106,340	$87,580
Payable to parent	14,256	14,848
Accrued liabilities	54,691	73,087
Deferred income taxes	2,312	2,312
Income taxes payable	—	1,112

Total current liabilities	177,599	178,939

Deferred income taxes	36,349	34,977
Other liabilities	61,259	61,326
Long-term debt	656,615	638,552
Member’s deficit	(143,578)	(128,069)

Total liabilities and member’s deficit	$788,244	$785,725

See accompanying notes to unaudited condensed consolidated financial statements.

AMH HOLDINGS, LLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Quarters Ended
	April 3,	April 4,
	2010	2009
Net sales	$204,237	$172,332
Cost of sales	155,798	142,079

Gross profit	48,439	30,253
Selling, general and administrative expenses	47,481	48,498

Income (loss) from operations	958	(18,245)
Interest expense, net	18,617	17,686
Foreign currency (gain) loss	(122)	52

Loss before income taxes	(17,537)	(35,983)
Income taxes (benefit)	1,078	(995)

Net loss	$(18,615)	$(34,988)

See accompanying notes to unaudited condensed consolidated financial statements.

AMH HOLDINGS, LLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Quarters Ended
	April 3,	April 4,
	2010	2009
Operating Activities
Net loss	$(18,615)	$(34,988)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	5,633	5,441
Amortization of deferred financing costs	1,134	8,679
Amortization of management fee	—	125
Provision for losses on accounts receivable	1,000	2,335
Deferred income taxes	1,078	8,174
Non-cash interest income	(204)	—
Debt accretion	63	—
Loss on sale or disposal of assets other than by sale	14	9
Changes in operating assets and liabilities:
Accounts receivable	(9,498)	6,677
Inventories	(22,176)	8,248
Accounts payable and accrued liabilities	(712)	15,450
Income taxes receivable/payable and payable to parent	(2,967)	(12,965)
Other	183	1,770

Net cash (used in) provided by operating activities	(45,067)	8,955

Investing Activities
Additions to property, plant and equipment	(5,050)	(1,348)

Net cash used in investing activities	(5,050)	(1,348)

Financing Activities
Net borrowings / (repayments) under ABL Facility	18,000	(3,500)
Financing costs	—	(131)
Dividends paid	—	(4,269)

Net cash provided by (used in) financing activities	18,000	(7,900)

Effect of exchange rate changes on cash and cash equivalents	(56)	(41)

Net decrease in cash and cash equivalents	(32,173)	(334)
Cash and cash equivalents at beginning of period	55,855	6,709

Cash and cash equivalents at end of period	$23,682	$6,375

Supplemental information:
Cash paid for interest	$24,714	$668

Cash paid for income taxes	$2,966	$3,795

See accompanying notes to unaudited condensed consolidated financial statements.

AMH HOLDINGS, LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED APRIL 3, 2010
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
Associated Materials was originally formed in Delaware in 1983 and is a leading, vertically integrated manufacturer and distributor of exterior residential building products in the United States and Canada. Associated Materials’ core products include vinyl windows, vinyl siding, aluminum trim coil, and aluminum and steel siding and accessories. Because most of the Company’s building products are intended for exterior use, the Company’s sales and operating profits tend to be lower during periods of inclement weather. Therefore, the results of operations for any interim period are not necessarily indicative of the results of operations for a full year.
The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, these interim condensed consolidated financial statements contain all of the normal recurring accruals and adjustments considered necessary for a fair presentation of the unaudited results for the quarters ended April 3, 2010 and April 4, 2009. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended January 2, 2010. A detailed description of the Company’s significant accounting policies and management judgments is located in the audited financial statements for the year ended January 2, 2010, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.
Certain prior period amounts within the unaudited condensed consolidated statement of cash flows have been reclassified to conform to the current period presentation.
Recent Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (“FASB”) amended the guidance on fair value to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarified existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The amendment also revised the guidance on employers’ disclosures about postretirement benefit plan assets to require that disclosures be provided by classes of assets instead of by major categories of assets. The new guidance is effective for the first reporting period beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company adopted the provisions of the guidance required for the period beginning in 2010; however, adoption of this amendment did not have a material impact on the Company’s consolidated financial statements.

Note 2 — Inventories
Inventories are valued at the lower of cost (first in, first out) or market. Inventories consist of the following (in thousands):

	April 3,	January 2,
	2010	2010

Raw materials	$27,978	$28,693
Work-in-process	7,780	8,552
Finished goods and purchased stock	103,042	78,149

	$138,800	$115,394

Note 3 — Goodwill and Other Intangible Assets
Goodwill represents the purchase price in excess of the fair value of the tangible and intangible net assets acquired in a business combination. Goodwill of $231.2 million as of April 3, 2010 consisted of $194.8 million from the April 2002 merger transaction and $36.4 million from the acquisition of Gentek Holdings, Inc. (“Gentek”). Goodwill of $231.3 million as of January 2, 2010 consisted of $194.8 million from the April 2002 merger transaction and $36.5 million from the acquisition of Gentek. The impact of foreign currency translation decreased the carrying value of Gentek goodwill by less than $0.1 million for the quarter ended April 3, 2010. None of the Company’s goodwill is deductible for income tax purposes. The Company’s other intangible assets consist of the following (in thousands):

	Average
	Amortization	April 3, 2010			January 2, 2010
	Period		Accumulated	Net Carrying		Accumulated	Net Carrying
	(in Years)	Cost	Amortization	Value	Cost	Amortization	Value
Trademarks	15	$28,070	$14,551	$13,519	$28,070	$14,087	$13,983
Patents	10	6,230	4,936	1,294	6,230	4,781	1,449
Customer base	7	5,227	4,700	527	5,137	4,498	639

Total amortized intangible assets		39,527	24,187	15,340	39,437	23,366	16,071
Non-amortized trade names		80,010	—	80,010	80,010	—	80,010

Total intangible assets		$119,537	$24,187	$95,350	$119,447	$23,366	$96,081

The Company’s non-amortized intangible assets consist of the Alside®, Revere® and Gentek® trade names and are tested for impairment at least annually.
Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense related to intangible assets was approximately $0.7 million and $0.8 million for the quarters ended April 3, 2010 and April 4, 2009, respectively. The foreign currency translation impact on the cost and accumulated amortization of intangibles was approximately $0.1 million for the quarter ended April 3, 2010. Amortization expense is expected to be approximately $2.0 million for the remainder of fiscal 2010. Amortization expense for fiscal years 2011, 2012, 2013 and 2014 is estimated to be $2.7 million, $2.2 million, $1.9 million and $1.9 million, respectively.

Note 4 — Long-Term Debt
Long-term debt consists of the following (in thousands):

	April 3,	January 2,
	2010	2010

9.875% notes	$197,615	$197,552
11.25% notes	431,000	431,000
Borrowings under the ABL Facility	28,000	10,000

Total long-term debt	$656,615	$638,552

9.875% Notes
On November 5, 2009, Associated Materials issued in a private offering $200.0 million of its 9.875% Senior Secured Second Lien Notes due 2016. In February 2010, Associated Materials completed the offer to exchange all of its outstanding privately placed 9.875% Senior Secured Second Lien Notes due 2016 for newly registered 9.875% Senior Secured Second Lien Notes due 2016 (the “9.875% notes”). The 9.875% notes were issued by Associated Materials and Associated Materials Finance, Inc., a wholly owned subsidiary of Associated Materials (collectively, the “Issuers”). The 9.875% notes were originally issued at a price of 98.757%. The net proceeds from the offering were used to discharge and redeem Associated Materials’ outstanding 9 3/4% Senior Subordinated Notes due 2012 (the “9.75% notes”) and its outstanding 15% Senior Subordinated Notes due 2012 (the “15% notes”), and to pay fees and expenses related to the offering. As of April 3, 2010, the accreted balance of the 9.875% notes, net of the original issue discount, was $197.6 million. Interest on the 9.875% notes will be payable semi-annually on May 15th and November 15th of each year, commencing May 15, 2010.
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
The 9.875% notes are senior obligations and rank equally in right of payment with all of the Issuers’ existing and future senior indebtedness and senior in right of payment to all of the Issuers’ future subordinated indebtedness. The 9.875% notes are guaranteed on a senior basis by all of Associated Materials’ existing and future domestic restricted subsidiaries, other than Associated Materials Finance, Inc. (the “Subsidiary Guarantors”), that guarantee or are otherwise obligors under Associated Materials’ asset-based credit facility (the “ABL Facility”). The 9.875% notes and guarantees are structurally subordinated to all of the liabilities of Associated Materials’ non-guarantor subsidiaries, including all Canadian subsidiaries of Associated Materials.
The 9.875% notes and related guarantees are secured, subject to certain permitted liens, by second-priority liens on the assets that secure the ABL Facility’s indebtedness, namely all of the Issuers’ and their U.S. subsidiaries’ tangible and intangible assets. The 9.875% notes are effectively senior to all of Associated Materials’ and the Subsidiary Guarantors’ existing or future unsecured indebtedness to the extent of the value of such collateral, after giving effect to first-priority liens on such collateral securing the U.S. portion of the ABL Facility.
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

The fair value of the 9.875% notes was $216.5 million and $197.5 million at April 3, 2010 and January 2, 2010, respectively. In accordance with the principles described in the FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), the fair value of the 9.875% notes as of April 3, 2010 was measured using Level 1 inputs of quoted prices in active markets. The fair value of the 9.875% notes as of January 2, 2010 was based upon the pricing determined in the private offering of the 9.875% notes at the time of issuance in November 2009.
ABL Facility
Associated Materials’ ABL Facility provides for a senior secured asset-based revolving credit facility of up to $225.0 million, comprising a $165.0 million U.S. facility and a $60.0 million Canadian facility, in each case subject to borrowing base availability under the applicable facility. Pursuant to an amendment to the ABL Facility (the “ABL Facility Amendment”) entered into in connection with the issuance of the 9.875% notes, effective November 5, 2009, the maturity date of the ABL Facility is the earliest of (i) October 3, 2013 and (ii) the date three months prior to the stated maturity date of the 9.875% notes (as amended, supplemented or replaced), if any such notes remain outstanding at such date taking into account any stated maturity dates which may be contingent, conditional or alternative. As of April 3, 2010, there was $28.0 million drawn under the ABL Facility and $97.7 million available for additional borrowing.
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
The interest rate applicable to outstanding loans under the ABL Facility is, at Associated Materials’ option, equal to either a U.S. or Canadian adjusted base rate or a Eurodollar base rate plus an applicable margin. Pursuant to the ABL Amendment, the applicable margin related to adjusted base rate loans ranges from 1.25% to 2.25%, and the applicable margin related to LIBOR loans ranges from 3.00% to 4.00%, with the applicable margin in each case depending on Associated Materials’ quarterly average excess availability.
As of April 3, 2010, the per annum interest rate applicable to borrowings under the ABL Facility was 5.25%. The weighted average interest rate for borrowings under the ABL Facility was 4.8% for the quarter ended April 3, 2010. As of April 3, 2010, Associated Materials had letters of credit outstanding of $9.1 million primarily securing deductibles of various insurance policies. Associated Materials is required to pay a commitment fee of 0.50% to 0.75% per annum on any unused amounts under the ABL Facility.
The ABL Facility does not require Associated Materials to comply with any financial maintenance covenants, unless it has less than $28.1 million of aggregate excess availability at any time (or less than $20.6 million of excess availability under the U.S. facility or less than $7.5 million of excess availability under the Canadian facility), during which time Associated Materials is subject to compliance with a fixed charge coverage ratio covenant of 1.1 to 1. As of April 3, 2010, Associated Materials exceeded the minimum aggregate excess availability thresholds, and therefore, was not required to comply with this maintenance covenant.
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

11.25% Notes
In March, 2004, AMH issued $446 million aggregate principal at maturity in 2014 of 11.25% notes. Prior to March 1, 2009, interest accrued at a rate of 11.25% per annum on the 11.25% notes in the form of an increase in the accreted value of the 11.25% notes. Since March 1, 2009, cash interest has been accruing at a rate of 11.25% per annum on the 11.25% notes and is payable semi-annually in arrears on March 1st and September 1st of each year, with the first payment of cash interest under the 11.25% notes paid on September 1, 2009. The 11.25% notes mature on March 1, 2014. The 11.25% notes are structurally subordinated to all existing and future debt and other liabilities of AMH’s existing and future subsidiaries, including Associated Materials and Holdings. As of April 3, 2010, AMH had $431.0 million in aggregate principal amount of its 11.25% notes outstanding.
The fair value of the 11.25% notes was $443.9 million and $415.9 million at April 3, 2010 and January 2, 2010, respectively. In accordance with the principles described in ASC 820, the fair value of the 11.25% notes was measured using Level 1 inputs of quoted prices in active markets.
Parent Company Indebtedness
In connection with a December 2004 recapitalization transaction, AMH’s parent company AMH II was formed, and AMH II subsequently issued $75 million of 13.625% Senior Notes due 2014 (the “13.625% notes”). In June 2009, AMH II entered into an exchange agreement pursuant to which it paid $20.0 million in cash and issued $13.066 million original principal amount of its 20% Senior Notes due 2014 (the “20 % notes”) in exchange for all of its outstanding 13.625% notes. Interest on AMH II’s 20% notes is payable in cash semi-annually in arrears or may be added to the then outstanding principal amount of the 20% notes and paid at maturity on December 1, 2014. The debt restructuring transaction was accounted for in accordance with the principles described in FASB ASC 470-60, Troubled Debt Restructurings by Debtors (“ASC 470-60”). As of April 3, 2010, AMH II has recorded liabilities for the $13.066 million original principal amount and $23.7 million of accrued interest related to all future interest payments on its 20% notes in accordance with ASC 470-60. As of April 3, 2010, total AMH II debt, including that of its consolidated subsidiaries, was approximately $693.4 million, which includes $23.7 million of accrued interest related to all future interest payments on AMH II’s 20% notes.
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
In June 2009, at the time Associated Materials entered into the purchase agreement pursuant to which it issued its 15% notes (which were redeemed and discharged in connection with the issuance of the 9.875% notes in November 2009), Associated Materials entered into an intercompany loan agreement with AMH II, pursuant to which Associated Materials agreed to periodically make loans to AMH II in an amount not to exceed an aggregate outstanding principal amount of approximately $33.0 million at any one time, plus accrued interest. Interest accrues at a rate of 3% per annum and is added to the then outstanding principal amount on a semi-annual basis. The principal amount and accrued but unpaid interest thereon will mature on May 1, 2015. As of April 3, 2010, the principal amount of borrowings by AMH II under this intercompany loan agreement and accrued interest thereon was $27.4 million. Associated Materials believes that AMH II will have the ability to repay the loan in accordance with its stated terms. Due to the related party nature and the underlying terms of the intercompany loan with AMH II, Associated Materials has deemed it not practical to assign and disclose a fair value estimate.

Note 5 — Comprehensive Loss
Comprehensive loss differs from net loss due to the reclassification of actuarial gains or losses and prior service costs associated with the Company’s pension and other postretirement plans and foreign currency translation adjustments as follows (in thousands):

	Quarters Ended
	April 3,	April 4,
	2010	2009
Net loss	$(18,615)	$(34,988)
Unrecognized prior service cost and net loss, net of tax	242	257
Foreign currency translation adjustments	2,864	(802)

Comprehensive loss	$(15,509)	$(35,533)

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

	Quarters Ended
	April 3, 2010		April 4, 2009
	Domestic	Foreign	Domestic	Foreign
	Plans	Plans	Plans	Plans
Net periodic pension cost
Service cost	$155	$604	$146	$324
Interest cost	778	903	783	722
Expected return on assets	(760)	(867)	(674)	(612)
Amortization of unrecognized:
Prior service costs	7	11	8	7
Cumulative net loss	303	48	375	13

Net periodic pension cost	$483	$699	$638	$454

In March 2010, the President signed into law the Patient Protection and Affordable Care Act (“PPACA”) and the Health Care and Education Reconciliation Act of 2010 (“Reconciliation Act”). The PPACA and Reconciliation Act include provisions that will reduce the tax benefits available to employers that receive Medicare Part D subsidies. During the first quarter of 2010, the Company recognized a $0.1 million impact on its deferred tax asset as a result of the reduced deductibility of the subsidy.
The 2008 decline in market conditions resulted in significant decreased valuations of the Company’s pension plan assets. Based on the partial recovery of plan asset returns towards the end of 2009, the plans’ actuarial valuations and current pension funding legislation, the Company does not currently anticipate significant changes to current cash contribution levels for the remainder of 2010. However, the Company currently anticipates additional cash contributions may be required in 2011 to avoid certain funding-based benefit limitations as required under current pension law. Although changes in market conditions and current pension law and uncertainties regarding significant assumptions used in the actuarial valuations may have a material impact on future required contributions to the Company’s pension plans, the Company currently does not expect funding requirements to have a material adverse impact on current or future liquidity.
The actuarial valuations require significant estimates and assumptions to be made by management, primarily the funding interest rate, discount rate and expected long-term return on plan assets. These assumptions are all susceptible to changes in market conditions. The funding interest rate and discount rate are based on representative bond yield curves maintained and monitored by independent third parties. In determining the expected long-term rate of return on plan assets, the Company considers historical market and portfolio rates of return, asset allocations and expectations of future rates of return. As disclosed in the Company’s 2009 Annual Report on Form 10-K, the sensitivity of these estimates and assumptions are not expected to have a material impact on the Company’s 2010 pension expense and funding requirements.

Note 7 — Business Segments
The Company is in the single business of manufacturing and distributing exterior residential building products. The following table sets forth for the periods presented a summary of net sales by principal product offering (in thousands):

	Quarters Ended
	April 3,	April 4,
	2010	2009
Vinyl windows	$76,337	$61,057
Vinyl siding products	39,356	35,588
Metal products	36,375	28,983
Third party manufactured products	37,563	32,716
Other products and services	14,606	13,988

	$204,237	$172,332

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
A reconciliation of the warranty reserve activity is as follows (in thousands):

	Quarters Ended
	April 3,	April 4,
	2010	2009
Balance at the beginning of the period	$33,016	$29,425
Provision for warranties issued	1,540	2,098
Claims paid	(1,237)	(1,493)
Foreign currency translation	263	54

Balance at the end of the period	$33,582	$30,084

Note 9 — Manufacturing Restructuring Costs
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

The following is a reconciliation of the manufacturing restructuring liability for the quarter ended April 3, 2010 (in thousands):

Quarter Ended
April 3, 2010
Beginning liability	$5,036
Additions	—
Accretion of related lease obligations	91
Payments	(397)

Ending liability as of April 3, 2010	$4,730

Of the remaining restructuring liability at April 3, 2010, approximately $0.8 million is expected to be paid during the remainder of 2010. Amounts related to the ongoing facility obligations will continue to be paid over the lease term, which ends April 2020.
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

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
April 3, 2010
(In thousands)

			Subsidiary	Non-Guarantor	Reclassification/
	Parent	Co-Issuer	Guarantors	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$3,669	$—	$76	$19,937	$—	$23,682
Accounts receivable, net	78,631	—	8,669	36,460	—	123,760
Intercompany receivables	—	—	94,158	5,632	(99,790)	—
Inventories	97,171	—	7,428	34,201	—	138,800
Income taxes receivable	—	—	—	1,243	—	1,243
Deferred income taxes	8,834	—	—	—	(188)	8,646
Prepaid expenses	6,578	—	1,233	1,769	—	9,580

Total current assets	194,883	—	111,564	99,242	(99,978)	305,711

Property, plant and equipment, net	73,373	—	1,921	35,239	—	110,533
Goodwill	194,813	—	36,421	—	—	231,234
Other intangible assets, net	86,011	—	9,339	—	—	95,350
Investment in subsidiaries	202,875	—	77,803	—	(280,678)	—
Receivable from AMH II	27,440	—	—	—	—	27,440
Intercompany receivable	—	197,615	—	—	(197,615)	—
Other assets	17,432	—	—	1,870	—	19,302

Total assets	$796,827	$197,615	$237,048	$136,351	$(578,271)	$789,570

Liabilities And Member’s Equity
Current liabilities:
Accounts payable	$66,247	$—	$7,936	$32,157	$—	$106,340
Intercompany payables	99,790	—	—	—	(99,790)	—
Payable to parent	17,118	—	2,477	—	—	19,595
Accrued liabilities	37,153	—	4,601	8,899	—	50,653
Deferred income taxes	—	—	188	2,312	(188)	2,312

Total current liabilities	220,308	—	15,202	43,368	(99,978)	178,900

Deferred income taxes	40,083	—	2,323	2,267	—	44,673
Other liabilities	31,698	—	16,648	12,913	—	61,259
Long-term debt	225,615	197,615	—	—	(197,615)	225,615
Member’s equity	279,123	—	202,875	77,803	(280,678)	279,123

Total liabilities and member’s equity	$796,827	$197,615	$237,048	$136,351	$(578,271)	$789,570

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For The Quarter Ended April 3, 2010
(In thousands)

			Subsidiary	Non-Guarantor	Reclassification/
	Parent	Co-Issuer	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$145,891	$—	$29,561	$57,981	$(29,196)	$204,237
Cost of sales	112,476	—	27,512	45,006	(29,196)	155,798

Gross profit	33,415	—	2,049	12,975	—	48,439
Selling, general and administrative expenses	37,405	—	808	9,268	—	47,481

Income (loss) from operations	(3,990)	—	1,241	3,707	—	958
Interest expense, net	5,992	—	2	247	—	6,241
Foreign currency (gain)	—	—	—	(122)	—	(122)

Income (loss) before income taxes	(9,982)	—	1,239	3,582	—	(5,161)
Income taxes (benefit)	(3,948)	—	936	1,078	—	(1,934)

Income (loss) before equity income from subsidiaries	(6,034)	—	303	2,504	—	(3,227)
Equity income from subsidiaries	2,807	—	2,504	—	(5,311)	—

Net income (loss)	$(3,227)	$—	$2,807	$2,504	$(5,311)	$(3,227)

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For The Quarter Ended April 3, 2010
(In thousands)

			Subsidiary	Non-Guarantor
	Parent	Co-Issuer	Guarantors	Subsidiaries	Consolidated
Net cash used in operating activities	$(12,433)	$—	$(2,000)	$(6,390)	$(20,823)

Investing Activities
Additions to property, plant and equipment	(4,133)	—	(10)	(907)	(5,050)

Net cash used in investing activities	(4,133)	—	(10)	(907)	(5,050)

Financing Activities
Net borrowings under ABL Facility	18,000	—	—	—	18,000
Dividends paid to parent company	(24,244)	—	—	—	(24,244)
Dividends from non-guarantor subsidiary	—	—	20,000	(20,000)	—
Intercompany transactions	20,612	—	(17,996)	(2,616)	—

Net cash provided by (used in) financing activities	14,368	—	2,004	(22,616)	(6,244)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(56)	(56)

Net decrease in cash and cash equivalents	(2,198)	—	(6)	(29,969)	(32,173)
Cash and cash equivalents at beginning of period	5,867	—	82	49,906	55,855

Cash and cash equivalents at end of period	$3,669	$—	$76	$19,937	$23,682

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
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

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended April 4, 2009
(In thousands)

			Subsidiary	Non-Guarantor	Reclassification/
	Parent	Co-Issuer	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$133,225	$—	$26,478	$39,490	$(26,861)	$172,332
Cost of sales	106,863	—	27,813	34,264	(26,861)	142,079

Gross profit	26,362	—	(1,335)	5,226	—	30,253
Selling, general and administrative expenses	39,251	—	1,118	8,059	—	48,498

Loss from operations	(12,889)	—	(2,523)	(2,833)	—	(18,245)
Interest expense, net	5,120	—	—	218	—	5,338
Foreign currency loss	—	—	—	52	—	52

Loss before income taxes	(18,009)	—	(2,523)	(3,103)	—	(23,635)
Income taxes benefit	(7,311)	—	(863)	(996)	—	(9,170)

Loss before equity income from subsidiaries	(10,698)	—	(1,660)	(2,107)	—	(14,465)
Equity income from subsidiaries	(3,767)	—	(2,107)	—	5,874	—

Net loss	$(14,465)	$—	$(3,767)	$(2,107)	$5,874	$(14,465)

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For The Quarter Ended April 4, 2009
(In thousands)

			Subsidiary	Non-Guarantor
	Parent	Co-Issuer	Guarantors	Subsidiaries	Consolidated
Net cash provided by (used in) operating activities	$3,499	$—	$7,948	$(2,492)	$8,955

Investing Activities
Additions to property, plant and equipment	(1,129)	—	(6)	(213)	(1,348)
Other	(383)	—	383	—	—

Net cash (used in) provided by investing activities	(1,512)	—	377	(213)	(1,348)

Financing Activities
Net repayments under ABL Facility	(3,500)	—	—	—	(3,500)
Financing costs	(95)	—	—	(36)	(131)
Dividends paid	(4,269)	—	—	—	(4,269)
Intercompany transactions	4,712	—	(8,303)	3,591	—

Net cash (used in) provided by financing activities	(3,152)	—	(8,303)	3,555	(7,900)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(41)	(41)

Net increase (decrease) in cash and cash equivalents	(1,165)	—	22	809	(334)
Cash and cash equivalents at beginning of year	4,964	—	97	1,648	6,709

Cash and cash equivalents at end of year	$3,799	$—	$119	$2,457	$6,375

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
AMH Holdings, LLC (“AMH”), formerly AMH Holdings, Inc., was created on February 19, 2004. AMH has no material assets or operations other than its 100% ownership of Associated Materials Holdings, LLC (“Holdings”), which in turn has no material assets or operations other than its 100% ownership of Associated Materials, LLC (“Associated Materials”). AMH, Holdings and Associated Materials are collectively referred to as the “Company”. The Company is a leading, vertically integrated manufacturer and distributor of exterior residential building products in the United States and Canada. The Company’s core products are vinyl windows, vinyl siding, aluminum trim coil, and aluminum and steel siding and accessories. In addition, the Company distributes third-party manufactured products primarily through its supply centers. Vinyl windows, vinyl siding, metal products, and third-party manufactured products comprised approximately 37%, 19%, 18% and 18%, respectively, of the Company’s total net sales for the three months ended April 3, 2010. These products are generally marketed under the Alside®, Revere® and Gentek® brand names and sold on a wholesale basis to approximately 50,000 professional contractors engaged in home remodeling and new home construction principally through the Company’s network of 119 supply centers, as well as through approximately 250 independent distributors and dealers across the United States and Canada. Approximately 65% of the Company’s products are sold to contractors engaged in the home repair and remodeling market with approximately 35% sold to the new construction market. The supply centers provide “one-stop” shopping to the Company’s contractor customers, carrying products, accessories and tools necessary to complete a vinyl window or siding project. In addition, the supply centers provide product literature, product samples and installation training to these customers. During the quarter ended April 3, 2010, approximately 72% of the Company’s total net sales were generated through the network of supply centers, with the remainder sold to independent distributors and dealers.
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
Sales of existing single-family homes have decreased from peak levels previously experienced and the inventory of resale homes available for sale has increased, and in many areas, home values have declined significantly since 2006. Current market data suggests that home prices have begun to stabilize and recover in selected markets and new home building starts have also improved from 2009 levels. According to the National Association of Home Builders (NAHB), United States new residential single housing construction is forecasted to grow from 441,000 starts in 2009 to 841,000 starts in 2011. The Company believes its products should benefit from improvements in the housing market. As the rate and extent of the market recovery remains uncertain, the Company believes it is well-positioned to benefit from a rebound in the residential remodeling and new construction markets as the demand for its products will continue to trend upward as the overall activity and demand for exterior residential building products improves.
The principal raw materials used by the Company are vinyl resin, aluminum, steel, resin stabilizers and pigments, glass, window hardware, and packaging materials, all of which have historically been subject to price changes. Raw material pricing on the Company’s key commodities has fluctuated significantly over the past three years. More recently, the price of resin and aluminum has increased due to increased demand. In response, the Company recently announced price increases on certain of its product offerings to offset the inflation of raw materials, and continually monitors market conditions for price changes as warranted. The Company’s ability to maintain gross margin levels on its products during periods of rising raw material costs depends on the Company’s ability to obtain selling price increases. Furthermore, the results of operations for individual quarters can and have been negatively impacted by a delay between the timing of raw material cost increases and price increases on the Company’s products. There can be no assurance that the Company will be able to maintain the selling price increases already implemented or achieve any future price increases.
The Company operates with significant operating and financial leverage. Significant portions of the Company’s manufacturing, selling, general and administrative expenses are fixed costs that neither increase nor decrease proportionately with sales. In addition, a significant portion of the Company’s interest expense is fixed. There can be no assurance that the Company will be able to continue to reduce its fixed costs in response to a decline in its net sales. As a result, a decline in the Company’s net sales could result in a higher percentage decline in its income from operations. Also, the Company’s gross margins and gross margin percentages may not be comparable to other companies as some companies include all of the costs of their distribution network in cost of sales, whereas the Company includes the operating costs of its supply centers in selling, general and administrative expenses.

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
Results of Operations
The following table sets forth for the periods indicated the results of the Company’s operations (in thousands):

	Quarters Ended
	April 3,	April 4,
	2010	2009

Net sales	$204,237	$172,332
Cost of sales	155,798	142,079

Gross profit	48,439	30,253
Selling, general and administrative expenses	47,481	48,498

Income (loss) from operations	958	(18,245)
Interest expense, net	18,617	17,686
Foreign currency (gain) loss	(122)	52

Loss before income taxes	(17,537)	(35,983)
Income taxes (benefit)	1,078	(995)

Net loss	$(18,615)	$(34,988)

Other Data:
EBITDA (a)	$6,713	$(12,856)
Adjusted EBITDA (a)	6,816	(12,621)

(a)	EBITDA is calculated as net income plus interest, taxes, depreciation and amortization. Adjusted EBITDA excludes certain items. The Company considers EBITDA and adjusted EBITDA to be important indicators of its operational strength and performance of its business. The Company has included adjusted EBITDA because it is a key financial measure used by management to (i) assess the Company’s ability to service its debt and / or incur debt and meet the Company’s capital expenditure requirements; (ii) internally measure the Company’s operating performance; and (iii) determine the Company’s incentive compensation programs. In addition, the Company’s ABL Facility has certain covenants that apply ratios utilizing this measure of adjusted EBITDA. EBITDA and adjusted EBITDA have not been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Adjusted EBITDA as presented by the Company may not be comparable to similarly titled measures reported by other companies. EBITDA and adjusted EBITDA are not measures determined in accordance with GAAP and should not be considered as an alternative to, or more meaningful than, net income (as determined in accordance with GAAP) as a measure of the Company’s operating results or cash flows from operations (as determined in accordance with GAAP) as a measure of the Company’s liquidity.

The reconciliation of the Company’s net loss to EBITDA and adjusted EBITDA is as follows (in thousands):

	Quarters Ended
	April 3, 2010	April 4, 2009
Net loss	$(18,615)	$(34,988)
Interest expense, net	18,617	17,686
Income taxes (benefit)	1,078	(995)
Depreciation and amortization	5,633	5,441

EBITDA	6,713	(12,856)
Amortization of management fee (b)	—	125
Tax restructuring costs (c)	88	—
Bank audit fees (d)	15	110

Adjusted EBITDA	$6,816	$(12,621)

(b)	Represents amortization of a prepaid management fee paid to Investcorp International Inc. in connection with the December 2004 recapitalization transaction.

(c)	Represents legal and accounting fees incurred in connection with a 2009 tax restructuring project.

(d)	Represents bank audit fees incurred under the ABL Facility.
The following table sets forth for the periods presented a summary of net sales by principal product offering (in thousands):

	Quarters Ended
	April 3,	April 4,
	2010	2009
Vinyl windows	$76,337	$61,057
Vinyl siding products	39,356	35,588
Metal products	36,375	28,983
Third party manufactured products	37,563	32,716
Other products and services	14,606	13,988

	$204,237	$172,332

Quarter Ended April 3, 2010 Compared to Quarter Ended April 4, 2009
Net sales increased 18.5% to $204.2 million for the first quarter of 2010 compared to $172.3 million for the same period in 2009 primarily due to increased unit volumes, principally in vinyl windows, vinyl siding, metal products, third party manufactured products and the impact of the stronger Canadian dollar in 2010. During the first quarter of 2010 compared to the same period in 2009, vinyl window and vinyl siding unit volumes increased by approximately 19% and 9%, respectively.
Gross profit in the first quarter of 2010 was $48.4 million, or 23.7% of net sales, compared to gross profit of $30.3 million, or 17.6% of net sales, for the same period in 2009. The increase in gross profit as a percentage of net sales was a result of higher volume and lower manufacturing costs resulting from the continued implementation of cost reduction initiatives, improved operational efficiencies, procurement savings and the reduction of scrap.
Selling, general and administrative expenses decreased approximately $1.0 million to $47.5 million, or 23.2% of net sales, for the first quarter of 2010 versus $48.5 million, or 28.1% of net sales, for the same period in 2009. The decrease in selling, general and administrative expense was primarily due to decreased personnel costs as a result of headcount reductions made during 2009 generating a reduction of approximately $1.9 million and decreased bad debt expense of approximately $1.3 million. These reductions were partially offset by the translation impact on Canadian expenses as a result of a stronger Canadian dollar in 2009 of approximately $1.5 million and increased EBITDA-based incentive compensation programs and other sales-related commission accruals of approximately $0.8 million.
Income from operations was approximately $1.0 million for the quarter ended April 3, 2010 compared to a loss of approximately $18.2 million for the same period in 2009.
Interest expense increased $1.1 million for the first quarter of 2010 compared to the same period in 2009. The increase in interest expense was primarily due to the increased principal amount, and related amortization of deferred financing fees, of the 9.875% notes issued in November 2009.

The income tax provision for the first quarter of 2010 reflects an effective income tax rate of 6.1%, compared to an effective income tax rate of 2.8% for the same period in 2009. As there is no recognition for the U.S. tax benefit, this difference is a result of the change in the Canadian income as a percentage of total loss from the prior year.
The Company reported a net loss of $18.6 million during the first quarter of 2010 compared to a net loss of $35.0 million for the same period in 2009.
EBITDA for the first quarter of 2010 was positive $6.7 million compared to negative $12.9 million for the same period in 2009. Adjusted EBITDA for the first quarter of 2010 was positive $6.8 million compared to negative $12.6 million for the same period in 2009. Adjusted EBITDA for the first quarter of 2010 excludes tax restructuring costs of approximately $0.1 million and bank audit fees of less than $0.1 million. Adjusted EBITDA for the first quarter of 2009 excludes amortization related to prepaid management fees of $0.1 million and bank audit fees of $0.1 million.
Recent Accounting Pronouncements
A description of recently issued accounting pronouncements is included in Note 1 to the unaudited condensed consolidated financial statements. The Company evaluates the potential impact, if any, on its financial position, results of operations and cash flows, of all recent accounting pronouncements, and, if significant, makes the appropriate disclosures. During the first quarter, no material changes resulted from the adoption of recent accounting pronouncements.
Liquidity and Capital Resources
The following sets forth a summary of the Company’s cash flows for the quarters ended April 3, 2010 and April 4, 2009 (in thousands):

	Quarters Ended
	April 3,	April 4,
	2010	2009
Net cash (used in) provided by operating activities	$(45,067)	$8,955
Net cash used in investing activities	(5,050)	(1,348)
Net cash provided by (used in) financing activities	18,000	(7,900)
Cash Flows
At April 3, 2010, the Company had cash and cash equivalents of $23.7 million and available borrowing capacity of approximately $97.7 million under its Company’s ABL Facility. Outstanding letters of credit as of April 3, 2010 totaled approximately $9.1 million primarily securing deductibles of various insurance policies.
Cash Flows from Operating Activities
Net cash used in operating activities was $45.1 million for the three months ended April 3, 2010, compared to net cash provided by operating activities of $9.0 million for the same period in 2009. The factors typically impacting cash flows from operating activities during the first three months of the year include the Company’s operating results, the seasonal increase of inventory levels, and use of cash related to payments for accrued liabilities including payments of incentive compensation and customer sales incentives. Accounts receivable was a use of cash of $9.5 million for the three months ended April 3, 2010, compared to a source of cash of $6.7 million for the same period in 2009, resulting in a net decrease in cash flows of $16.2 million. Inventory was a use of cash of $22.2 million during the three months ended April 3, 2010, compared to a source of cash of $8.2 million during the same period in 2009, resulting in a net decrease in cash flows of $30.4 million, which was primarily due to increased inventory levels during the first quarter of 2010. Accounts payable and accrued liabilities were a use of cash of $0.7 million for the three months ended April 3, 2010, compared to a source of cash of $15.5 million for the same period in 2009, resulting in a net decrease in cash flows of $16.2 million. This significant change in cash flow is primarily due to the March 1, 2010 semi-annual interest payment on the 11.25% notes, which began on September 1, 2009. Cash flows used in operating activities for the three months ended April 3, 2010 includes income tax payments of $3.0 million, compared to $3.8 million of income tax payments for the same period in 2009.

Cash Flows from Investing Activities
During the three months ended April 3, 2010, net cash used in investing activities consisted of capital expenditures of $5.1 million. Capital expenditures in 2010 were primarily at supply centers for continued operations and relocations, the continued development of the Company’s new glass insourcing process and various enhancements at plant locations. During the three months ended April 4, 2009, net cash used in investing activities consisted of capital expenditures of $1.3 million, which were primarily at supply centers for continued operations, various projects at the Company’s West Salem, Ohio facility and several corporate information technology projects.
Cash Flows from Financing Activities
Net cash provided by financing activities for the three months ended April 3, 2010 included net borrowings of $18.0 million under the ABL Facility. Net cash used in financing activities for the three months ended April 4, 2009 included net repayments under the ABL Facility of $3.5 million, payments for financing costs of $0.1 million related to the ABL Facility and dividend payments of $4.3 million. The dividend payments in 2009 were paid to AMH II to fund the scheduled interest payment on its 13.625% notes, which are no longer outstanding.
Description of the Company’s Outstanding Indebtedness
9.875% Notes
On November 5, 2009, Associated Materials issued in a private offering $200.0 million of its 9.875% Senior Secured Second Lien Notes due 2016. In February 2010, Associated Materials completed the offer to exchange all of its outstanding privately placed 9.875% Senior Secured Second Lien Notes due 2016 for newly registered 9.875% Senior Secured Second Lien Notes due 2016 (the “9.875% notes”). The 9.875% notes were issued by Associated Materials and Associated Materials Finance, Inc., a wholly owned subsidiary of Associated Materials (collectively, the “Issuers”). The 9.875% notes were originally issued at a price of 98.757%. The net proceeds from the offering were used to discharge and redeem Associated Materials’ outstanding 9 3/4% Senior Subordinated Notes due 2012 (the “9.75% notes”) and its outstanding 15% Senior Subordinated Notes due 2012 (the “15% notes”), and to pay fees and expenses related to the offering. As of April 3, 2010, the accreted balance of the 9.875% notes, net of the original issue discount, was $197.6 million. Interest on the 9.875% notes will be payable semi-annually on May 15th and November 15th of each year, commencing May 15, 2010.
The Issuers are required to redeem the 9.875% notes no later than December 1, 2013, if as of October 15, 2013, AMH’s 11 1/4% Senior Discount Notes due 2014 (the “11.25% notes”) remain outstanding, unless discharged or defeased, or if any indebtedness incurred by the Issuers or any of their holding companies to refinance such 11.25% notes matures prior to the maturity date of the 9.875% notes. Prior to November 15, 2012, the Issuers may redeem all or a portion of the 9.875% notes at any time or from time to time at a price equal to 100% of the principal amount of the 9.875% notes plus accrued and unpaid interest, plus a “make-whole” premium. Beginning on November 15, 2012, the Issuers may redeem all or a portion of the 9.875% notes at a redemption price of 107.406%. The redemption price declines to 104.938% at November 15, 2013, to 102.469% at November 15, 2014 and to 100% on November 15, 2015 for the remaining life of the 9.875% notes. In addition, on or prior to November 15, 2012, the Issuers may redeem up to 35% of the 9.875% notes using the proceeds of certain equity offerings at a redemption price equal to 100% of the aggregate principal amount thereof, plus a premium equal to the interest rate per annum on the 9.875% notes, plus accrued and unpaid interest, if any, to the date of redemption.
The 9.875% notes are senior obligations and rank equally in right of payment with all of the Issuers’ existing and future senior indebtedness and senior in right of payment to all of the Issuers’ future subordinated indebtedness. The 9.875% notes are guaranteed on a senior basis by all of Associated Materials’ existing and future domestic restricted subsidiaries, other than Associated Materials Finance, Inc. (the “Subsidiary Guarantors”), that guarantee or are otherwise obligors under Associated Materials’ asset-based credit facility (the “ABL Facility”). The 9.875% notes and guarantees are structurally subordinated to all of the liabilities of Associated Materials’ non-guarantor subsidiaries, including all Canadian subsidiaries of Associated Materials.
The 9.875% notes and related guarantees are secured, subject to certain permitted liens, by second-priority liens on the assets that secure the ABL Facility’s indebtedness, namely all of the Issuers’ and their U.S. subsidiaries’ tangible and intangible assets. The 9.875% notes are effectively senior to all of Associated Materials’ and the Subsidiary Guarantors’ existing or future unsecured indebtedness to the extent of the value of such collateral, after giving effect to first-priority liens on such collateral securing the U.S. portion of the ABL Facility.

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
Irrespective of whether it is otherwise able to pay dividends under the restricted payments test described above, the 9.875% notes indenture permits the payment of dividends by Associated Materials to Holdings (and AMH) for the payment of interest on AMH’s 11.25% notes (or any refinancing thereof), in an aggregate amount not to exceed $125.0 million or if Associated Materials’ leverage ratio (as defined in the 9.875% notes indenture) is equal to or less than 4.5 to 1.00. The 9.875% notes indenture also permits dividends for the payment of principal on the 11.25% notes or AMH II’s 20% Senior Notes due 2014 (the “20% notes”) in an aggregate amount not to exceed $50 million when Associated Materials’ leverage ratio is equal to or less than 4.5 to 1.00. In addition, subject to certain limitations, the 9.875% notes indenture permits the incurrence of additional indebtedness secured by liens senior to the liens securing the 9.875% notes or pari passu with the liens securing the 9.875% notes.
Associated Materials’ ability to make restricted payments under the 9.875% notes indenture is subject to compliance with the other conditions to making restricted payments provided for in such indenture, to compliance with the restricted payments covenants in the ABL Facility, and to statutory limitations on the payment of dividends. At April 3, 2010, subject to the limitations to both the Indenture for 9.875% notes and the ABL Facility, Associated Materials could have upstreamed an additional $71.5 million, which is comprised of availability under the borrowing base and the cash on hand at quarter end.
Events of default. The 9.875% indenture provides for the following events of default: (i) default for 30 days in payment of interest on the 9.875% notes; (ii) default in payment of principal on the 9.875% notes; (iii) the failure by the Issuers or any Subsidiary Guarantor to comply with other agreements in the Indenture or the 9.875% notes, in certain cases subject to notice and lapse of time; (iv) certain accelerations (including failure to pay within any grace period after final maturity) of other indebtedness of the Issuers or any significant subsidiary if the amount accelerated (or so unpaid) exceeds $10.0 million; (v) certain events of bankruptcy or insolvency with respect to the Issuers or any significant subsidiary; (vi) certain judgments or decrees for the payment of money in excess of $10.0 million; and (vii) certain defaults with respect to the subsidiary guarantees and the security documents creating a security interest in assets to secure the obligations under the 9.875% notes, the subsidiary guarantees and other pari passu secured indebtedness. If an event of default occurs and is continuing, the trustee or the holders of at least 25% in principal amount of the outstanding 9.875% notes may declare all the 9.875% notes to be due and payable. Certain events of bankruptcy or insolvency are events of default which will result in the 9.875% notes being due and payable immediately upon the occurrence of such events of default.
Change of control. In the event of a change of control of Associated Materials, as defined in the 9.875% notes indenture, holders of the 9.875% notes have the right to require Associated Materials to repurchase their 9.875% notes at a purchase price in cash equal to 101% of the principal amount thereof plus accrued and unpaid interest to the repurchase date.

The fair value of the 9.875% notes was $216.5 million and $197.5 million at April 3, 2010 and January 2, 2010, respectively. In accordance with the principles described in the FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), the fair value of the 9.875% notes as of April 3, 2010 was measured using Level 1 inputs of quoted prices in active markets. The fair value of the 9.875% notes as of January 2, 2010 was based upon the pricing determined in the private offering of the 9.875% notes at the time of issuance in November 2009.
11.25% Notes
As of April 3, 2010, AMH had $431.0 million in aggregate principal amount of its 11.25% notes outstanding. The 11.25% notes are unsecured senior obligations of AMH, equal in right of payment with AMH’s existing and future unsecured senior indebtedness, senior in right of payment to any current or future indebtedness of AMH that is made subordinated to the 11.25% notes, effectively subordinated in right of payment to AMH’s existing and future secured debt, to the extent of the value of the assets securing such debt, and structurally subordinated to all obligations of existing and future subsidiaries of AMH, including Associated Materials. AMH’s payment obligations under the 11.25% notes are not guaranteed by Associated Materials or any other party. The 11.25% notes are redeemable at the option of AMH, currently at a redemption price of 103.750% (beginning on March 1, 2010), declining to 101.875% on March 1, 2011, and to 100% on March 1, 2012 for the remaining life of the 11.25% notes.
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
Because AMH is a holding company with no independent operations, it is dependent upon distributions, payments and loans from Associated Materials to service its indebtedness under the 11.25% notes. If Associated Materials were precluded from making restricted payments, either under its debt agreements or pursuant to statutory limitations on the payment of dividends, it would not be able to dividend or otherwise upstream sufficient funds to AMH to permit AMH to service its 11.25% notes. In that event, AMH would have to find alternative sources of liquidity to meet its obligations under the 11.25% notes.
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
The fair value of the 11.25% notes was $443.9 million and $415.9 million at April 3, 2010 and January 2, 2010, respectively. In accordance with the principles described in ASC 820, the fair value of the 11.25% notes was measured using Level 1 inputs of quoted prices in active markets.
ABL Facility
On October 3, 2008, Associated Materials, Gentek Building Products, Inc. and Associated Materials Canada Limited (formerly known as Gentek Building Products Limited), as borrowers, entered into the ABL Facility with Wells Fargo Securities, LLC (formerly known as Wachovia Capital Markets, LLC) and CIT Capital Securities LLC, as joint lead arrangers, Wachovia Bank, N.A., as agent and the lenders party to the facility. Pursuant to a reorganization of certain Canadian subsidiaries of Associated Materials occurring in August and September of 2009 (the “Canadian Reorganization”), Gentek Building Products Limited Partnership, a newly formed Canadian operating entity, was added as a borrower under the Canadian portion of the ABL Facility. The ABL Facility provides for a senior secured asset-based revolving credit facility of up to $225.0 million, comprising a $165.0 million U.S. facility and a $60.0 million Canadian facility, in each case subject to borrowing base availability under the applicable facility. Pursuant to an amendment to the ABL Facility (the “ABL Facility Amendment”) entered into in connection with the issuance of the 9.875% notes, effective November 5, 2009, the maturity date of the ABL Facility is the earliest of (i) October 3, 2013 and (ii) the date three months prior to the stated maturity date of the 9.875% notes (as amended, supplemented or replaced), if any such notes remain outstanding at such date taking into account any stated maturity dates which may be contingent, conditional or alternative. As of April 3, 2010, there was $28.0 million drawn under the ABL Facility and $97.7 million available for additional borrowing.
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
The interest rate applicable to outstanding loans under the ABL Facility is, at Associated Materials’ option, equal to either a U.S. or Canadian adjusted base rate or a Eurodollar base rate plus an applicable margin. Pursuant to the ABL Amendment, the applicable margin related to adjusted base rate loans ranges from 1.25% to 2.25%, and the applicable margin related to LIBOR loans ranges from 3.00% to 4.00%, with the applicable margin in each case depending on Associated Materials’ quarterly average excess availability.
As of April 3, 2010, the per annum interest rate applicable to borrowings under the ABL Facility was 5.25%. The weighted average interest rate for borrowings under the ABL Facility was 4.8% for the quarter ended April 3, 2010. As of April 3, 2010, Associated Materials had letters of credit outstanding of $9.1 million primarily securing deductibles of various insurance policies. Associated Materials is required to pay a commitment fee of 0.50% to 0.75% per annum on any unused amounts under the ABL Facility.
Associated Materials’ borrowing base under the ABL Facility, for each of the U.S. and Canadian facilities, is generally equal to (A) 85% of eligible accounts receivable plus (B) the lesser of (i) the sum of (x) 50% of the value of eligible raw materials inventory, other than painted coil, plus (y) the lesser of 35% of the value of painted coil and $2.5 million plus (z) 60% of the value of finished goods inventory, and (ii) 85% of the net orderly liquidation value of eligible inventory, plus (C) the lesser of fixed asset availability and $24.8 million (for the U.S. facility) or $9.0 million (for the Canadian facility), minus (D) attributable reserves. Fixed asset availability is generally defined as equal to 85% of the net orderly liquidation value of eligible equipment plus 70% of the appraised fair market value of eligible real property; provided that such amount decreases by a fixed amount each month. Associated Materials’ borrowing base will fluctuate during the course of the year based on a variety of factors impacting Associated Materials’ level of eligible accounts receivable and inventory, including seasonal builds in inventory immediately prior to and during the peak selling season and changes in the levels of accounts receivable, which tend to increase during the peak selling season and are at seasonal lows during the winter months. Associated Materials’ peak selling season is typically May through October. As of April 3, 2010, Associated Materials’ borrowing base was $134.8 million, which was based on the borrowing base calculation utilizing February month end account balances.

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
The ABL Facility does not require Associated Materials to comply with any financial maintenance covenants, unless it has less than $28.1 million of aggregate excess availability at any time (or less than $20.6 million of excess availability under the U.S. facility or less than $7.5 million of excess availability under the Canadian facility), during which time Associated Materials is subject to compliance with a fixed charge coverage ratio covenant of 1.1 to 1. As of April 3, 2010, Associated Materials exceeded the minimum aggregate excess availability thresholds, and therefore, was not required to comply with this maintenance covenant.
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
Excess availability is generally defined under the ABL Facility as the difference between the borrowing base and the outstanding obligations of the borrowers (as such obligations are adjusted for changes in the level of reserves and certain other short term payables). During the three months ended April 3, 2010, Holdings and Associated Materials were not prevented from making restricted payments by the ABL Facility’s restricted payments covenant. For the fourth quarter of 2009, the consolidated EBITDA of Holdings and its subsidiaries, as determined in accordance with the ABL Facility, exceeded 50% of the consolidated EBITDA for the fourth quarter of 2008.
Associated Materials’ excess availability under the ABL Facility was $97.7 million as of April 3, 2010. The excess availability will fluctuate throughout the course of the year based on a variety of factors impacting Associated Materials’ borrowing base and outstanding borrowings and other obligations. The borrowing base and the level of outstanding borrowings and other obligations are impacted by the seasonality of Associated Materials’ business, as sales and earnings are typically lower during the first quarter of each year, while working capital requirements increase prior to the peak selling season as inventories are built in advance of the peak selling season.
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
Parent Company Indebtedness
AMH’s direct parent company, AMH II, is a holding company with no independent operations. In connection with a December 2004 recapitalization transaction, AMH II was formed and subsequently issued $75 million of 13.625% Senior Notes due 2014 (the “13.625% notes”). In June 2009, AMH II entered into an exchange agreement pursuant to which it paid $20.0 million in cash and issued $13.066 million original principal amount of its 20% notes in exchange for all of its outstanding 13.625% notes. Interest on AMH II’s 20% notes is payable in cash semi-annually in arrears or may be added to the then outstanding principal amount of the 20% notes and paid at maturity on December 1, 2014. The debt restructuring transaction was accounted for in accordance with the principles described in FASB ASC 470-60, Troubled Debt Restructurings by Debtors (“ASC 470-60”). As of April 3, 2010, AMH II has recorded liabilities for the $13.066 million original principal amount and $23.7 million of accrued interest related to all future interest payments on its 20% notes in accordance with ASC 470-60. As of April 3, 2010, total AMH II debt, including that of its consolidated subsidiaries, was approximately $693.4 million, which includes $23.7 million of accrued interest related to all future interest payments on AMH II’s 20% notes.
AMH, Holdings and Associated Materials are each restricted subsidiaries under the indenture for AMH II’s 20% notes and are therefore subject to the covenants and events of default described therein. Covenants and events of default with respect to AMH II’s 20% notes are generally similar to those provided for in the 9.875% notes indenture and the indenture governing AMH’s 11.25% notes.
Because AMH II has no independent operations, it is dependent upon distributions, payments and loans from Associated Materials and AMH to service its indebtedness obligations under the 20% notes. However, unlike AMH II’s previously outstanding 13.625% notes, all of which were exchanged for the 20% notes in June 2009, interest on AMH II’s 20% notes may be added to the then outstanding principal amount of the 20% notes and paid at maturity on December 1, 2014.
If Associated Materials and AMH were unable to or were precluded from making restricted payments, either under their debt agreements or pursuant to statutory limitations on the payment of dividends, AMH would not be able to dividend or otherwise upstream sufficient funds to AMH II to allow AMH II to make the payments due on its 20% notes at maturity. Under such a scenario, AMH II would have to find alternative sources of liquidity to meet its obligations under the 20% notes. AMH does not guarantee the 11.25% notes or the 20% notes and has no obligation to make any payments with respect thereto.
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
In June 2009, at the time Associated Materials entered into the purchase agreement pursuant to which it issued its 15% notes (which were redeemed and discharged in connection with the issuance of its 9.875% notes in November 2009), Associated Materials entered into an intercompany loan agreement with AMH II, pursuant to which Associated Materials agreed to periodically make loans to AMH II in an amount not to exceed an aggregate outstanding principal amount of approximately $33.0 million at any one time, plus accrued interest. Interest accrues at a rate of 3% per annum and is added to the then outstanding principal amount on a semi-annual basis. The principal amount and accrued but unpaid interest thereon will mature on May 1, 2015. As of April 3, 2010, the principal amount of borrowings by AMH II under this intercompany loan agreement and accrued interest thereon was $27.4 million. The Company believes that AMH II will have the ability to repay the loan in accordance with its stated terms. Due to the related party nature and the underlying terms of the intercompany loan with AMH II, the Company has deemed it not practical to assign and disclose a fair value estimate.

The Company believes its cash flows from operations and Associated Materials’ borrowing capacity under the ABL Facility will be sufficient to satisfy its obligations to pay principal and interest on its outstanding debt, maintain current operations and provide sufficient capital, as well as pay dividends or make other upstream payments sufficient for AMH to be able to service its debt obligations through 2010. However, if there is a significant decline in demand for the Company’s products, the Company’s ability to generate cash sufficient to meet its existing indebtedness obligations could be adversely affected, and the Company could be required either to find alternate sources of liquidity or to refinance its existing indebtedness in order to avoid defaulting on its debt obligations.
The ability of the Company to generate sufficient funds and have sufficient restricted payments capability both to service its own debt obligations and to allow the Company to pay dividends or make other upstream payments sufficient for AMH II to be able to service its obligations will be dependent in large part on the impact of building products industry conditions on the Company’s business, profitability and cash flows and on the ability of the Company and/or its parent company to refinance its indebtedness. There can be no assurance that the Company and/or AMH II would be able to obtain any necessary consents or waivers in the event any of them is unable to service or were to otherwise default under their debt obligations, or that any of them would be able to successfully refinance their indebtedness. The ability to refinance any indebtedness may be made more difficult to the extent that current building products industry and credit market conditions continue to persist. The inability of the Company and/or AMH II to service or refinance their indebtedness would likely have a material adverse effect on the Company and/or AMH II.
Effects of Inflation
The principal raw materials used by the Company are vinyl resin, aluminum, steel, resin stabilizers and pigments, glass, window hardware, and packaging materials, all of which have historically been subject to price changes. Raw material pricing on the Company’s key commodities have fluctuated significantly over the past three years. More recently, the price of resin and aluminum has increased in response to higher demand and tight supply. In response, the Company recently announced price increases on certain of its product offerings to offset the inflation of raw materials, and continually monitors market conditions for price changes as warranted. The Company’s ability to maintain gross margin levels on its products during periods of rising raw material costs depends on the Company’s ability to obtain selling price increases. Furthermore, the results of operations for individual quarters can and have been negatively impacted by a delay between the timing of raw material cost increases and price increases on the Company’s products. There can be no assurance that the Company will be able to maintain the selling price increases already implemented or achieve any future price increases. At April 3, 2010, the Company had no raw material hedge contracts in place.
Certain Forward-Looking Statements
All statements other than statements of historical facts included in this report regarding the prospects of the industry and the Company’s prospects, plans, financial position and business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “should,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “predict,” “potential” or “continue” or the negatives of these terms or variations of them or similar terminology. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it does not assure that these expectations will prove to be correct. Such statements reflect the current views of the Company’s management with respect to its operations, results of operations and future financial performance. The following factors are among those that may cause actual results to differ materially from the forward-looking statements:
•	the Company’s operations and results of operations;
•	declines in home building and remodeling industries, economic conditions and changes in interest rates, foreign currency exchange rates and other conditions;
•	deteriorations in availability of consumer credit, employment trends, levels of consumer confidence and spending, and consumer preferences;
•	changes in raw material costs and availability;

•	market acceptance of price increases;

•	declines in national and regional trends in new housing starts and home remodeling;

•	changes in weather conditions;
•	Associated Materials’ ability to comply with certain financial covenants in its ABL Facility with Wells Fargo Securities, LLC (formerly known as Wachovia Capital Markets) and CIT Capital Securities LLC, as joint lead arrangers, Wachovia Bank, N.A., as agent, and the lenders party thereto and indentures governing the 9.875% notes and 11.25% notes;
•	the Company’s ability to make distributions, payments or loans to its parent company to allow it to make required payments on its debt;
•	the ability of the Company and its parent company to refinance indebtedness when required;
•	increases in competition from other manufacturers of vinyl and metal exterior residential building products as well as alternative building products;
•	declines in market demand;

•	increases in the Company’s indebtedness;

•	increases in costs of environmental compliance or environmental liabilities;

•	increases in unanticipated warranty or product liability claims;

•	increases in capital expenditure requirements; and
•	the other factors discussed under Item 1A. “Risk Factors” as filed in the Company’s Annual Report on Form 10-K for the year ended January 2, 2010 and elsewhere in this report.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The Company has outstanding borrowings under its ABL Facility and may incur additional borrowings from time to time for general corporate purposes, including working capital and capital expenditures. The interest rate applicable to outstanding loans under the ABL Facility is, at the Company’s option, equal to either a United States or Canadian adjusted base rate plus an applicable margin ranging from 1.25% to 2.25%, or LIBOR plus an applicable margin ranging from 3.00% to 4.00%, with the applicable margin in each case depending on the Company’s quarterly average “excess availability” (as defined). At April 3, 2010, the Company had borrowings outstanding of $28.0 million under the ABL Facility. The effect of a 1.00% increase or decrease in interest rates would increase or decrease total annual interest expense by approximately $0.3 million.
The Company has $200.0 million aggregate principal at maturity in 2016 of senior secured second lien notes that bear a fixed interest rate of 9.875% and $431.0 million of senior discount notes due 2014 that bear a fixed interest rate of 11.25%. The fair value of the 9.875% notes and 11.25% notes is sensitive to changes in interest rates. In addition, the fair value is affected by the Company’s overall credit rating, which could be impacted by changes in the Company’s future operating results. At April 3, 2010, the fair value of the 9.875% notes and 11.25% notes was $216.5 million and $443.9 million, respectively, based upon their quoted market prices.
Foreign Currency Exchange Risk
The Company’s revenues are primarily from domestic customers and are realized in U.S. dollars. However, the Company realizes revenues from sales made through Gentek’s Canadian distribution centers in Canadian dollars. The Company’s Canadian manufacturing facilities acquire raw materials and supplies from U.S. vendors, which results in foreign currency transactional gains and losses upon settlement of the obligations. Payment terms among Canadian manufacturing facilities and these vendors are short-term in nature. The Company may, from time to time, enter into foreign exchange forward contracts with maturities of less than three months to reduce its exposure to fluctuations in the Canadian dollar. At April 3, 2010, the Company was a party to foreign exchange forward contracts for Canadian dollars, the value of which was immaterial. A 10% strengthening or weakening from the levels experienced during the first quarter of 2010 of the U.S. dollar relative to the Canadian dollar would have resulted in an approximately $0.3 million decrease or increase, respectively, in net income for the quarter ended April 3, 2010.
Commodity Price Risk
See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Effects of Inflation” for a discussion of the market risk related to the Company’s principal raw materials — vinyl resin, aluminum and steel.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the fiscal period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, for the reasons discussed below, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the fiscal period covered by this report, the disclosure controls and procedures (including the additional review necessary to confirm the fair presentation in the financial statements, in light of the material weakness discussed below) were functioning effectively.

As previously disclosed in the Company’s Form 10-K for the year ended January 2, 2010, the Company did not maintain effective controls over the completeness and accuracy of the income tax provision and the related balance sheet accounts. The Company’s income tax accounting in 2009 had significant complexity due to multiple debt transactions during the year including the restructuring of debt at an indirect parent company, the impact of repatriation of foreign earnings and the related foreign tax credit calculations, changes in the valuation allowance for deferred tax assets, and the related impact of the Company’s tax sharing agreement. Specifically, the Company’s controls over the processes and procedures related to the calculation and review of the annual tax provision were not adequate to ensure that the income tax provision was prepared in accordance with generally accepted accounting principles. Additionally, these control deficiencies could result in a misstatement of the income tax provision, the related balance sheet accounts and note disclosures that would result in a material misstatement to the annual consolidated financial statements that would not be prevented or detected. Accordingly, management has concluded as a result of these control deficiencies that a material weakness in the Company’s internal control over financial reporting existed as of January 2, 2010 and continues to exist as of April 3, 2010. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
In light of the material weakness identified, the Company performed additional analyses to ensure the consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this Form 10-Q, fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.
Changes in Internal Control over Financial Reporting
Income Tax Material Weakness Remediation Steps
The Company engaged an independent registered public accounting firm (other than its auditors, Deloitte & Touche LLP) during the first quarter of 2010 to perform additional detail reviews of complex transactions, the income tax calculations and disclosures on a quarterly and annual basis, and to advise the Company on matters beyond its in-house expertise. The accounting firm performed a review of the income tax calculations and disclosures for the quarter ended April 3, 2010.
Management will continue to evaluate the design and effectiveness of the enhanced internal controls, and once placed in operation for a sufficient period of time, these internal controls will be subject to appropriate testing in order to determine whether they are operating effectively. Testing related to the annual tax provision calculations and disclosure reviews will be conducted during the year end financial closing process.
Until the appropriate testing of the change in controls from these enhanced internal controls is complete, management will continue to perform the evaluations and analyses believed to be adequate to provide reasonable assurance that there are no material misstatements of the Company’s consolidated financial statements.
Other Changes
Except as noted above, there have been no other changes to the Company’s internal control over financial reporting during the quarter ended April 3, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

AMH HOLDINGS, LLC (Registrant)
Date: May 14, 2010	By:	/s/ Thomas N. Chieffe
Thomas N. Chieffe
President and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2010	By:	/s/ Stephen E. Graham
Stephen E. Graham
Vice President — Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)