Form 10-Q
period 2010-07-03
AMH HOLDINGS, LLC
filed 2010-08-11
CIK 1289559

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 11, 2010 all of the registrant’s membership interests outstanding were held by an affiliate of the Registrant.

AMH HOLDINGS, LLC
REPORT FOR THE QUARTER ENDED JULY 3, 2010

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AMH HOLDINGS, LLC
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 3,	January 2,
	2010	2010
Assets
Current assets:
Cash and cash equivalents	$32,192	$55,855
Accounts receivable, net	159,762	114,355
Inventories	158,717	115,394
Deferred income taxes	5,550	3,341
Prepaid expenses	8,868	8,945

Total current assets	365,089	297,890

Property, plant and equipment, net	107,067	109,037
Goodwill	231,271	231,263
Other intangible assets, net	94,676	96,081
Receivable from parent	27,646	27,237
Other assets	22,160	24,217

Total assets	$847,909	$785,725

Liabilities and Member’s Equity (Deficit)
Current liabilities:
Accounts payable	$150,055	$87,580
Payable to parent	9,789	14,848
Accrued liabilities	71,266	73,087
Deferred income taxes	—	2,312
Income taxes payable	580	1,112

Total current liabilities	231,690	178,939

Deferred income taxes	39,945	34,977
Other liabilities	59,957	61,326
Long-term debt	643,679	638,552
Member’s deficit	(127,362)	(128,069)

Total liabilities and member’s deficit	$847,909	$785,725

See accompanying notes to unaudited condensed consolidated financial statements.

AMH HOLDINGS, LLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Quarters Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009

Net sales	$328,322	$274,969	$532,559	$447,301
Cost of sales	236,464	196,988	392,262	339,067

Gross profit	91,858	77,981	140,297	108,234
Selling, general and administrative expenses	53,589	51,297	101,070	99,795
Gain on debt extinguishment	—	8,897	—	8,897
Manufacturing restructuring costs	—	5,255	—	5,255

Income from operations	38,269	30,326	39,227	12,081
Interest expense, net	18,718	18,015	37,335	35,701
Foreign currency loss (gain)	70	(274)	(52)	(222)

Income (loss) before income taxes	19,481	12,585	1,944	(23,398)
Income tax (benefit) provision	(300)	3,249	778	2,254

Net income (loss)	$19,781	$9,336	$1,166	$(25,652)

See accompanying notes to unaudited condensed consolidated financial statements.

AMH HOLDINGS, LLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	July 3,	July 4,
	2010	2009
Operating Activities
Net income (loss)	$1,166	$(25,652)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	11,266	10,945
Deferred income taxes	261	5,039
Provision for losses on accounts receivable	1,974	7,231
Amortization of deferred financing costs	2,278	9,437
Amortization of management fee	—	250
Non-cash interest income	(409)	—
Non-cash portion of manufacturing restructuring costs	—	5,255
Non-cash portion of gain on debt extinguishment	—	(8,897)
Debt accretion	127	—
Loss on sale or disposal of assets other than by sale	27	56
Changes in operating assets and liabilities:
Accounts receivable	(48,448)	(32,519)
Inventories	(43,764)	7,200
Accounts payable and accrued liabilities	61,014	69,903
Income taxes receivable/payable and payable to parent	(5,697)	(6,613)
Other	882	2,536

Net cash (used in) provided by operating activities	(19,323)	44,171

Investing Activities
Additions to property, plant and equipment	(8,263)	(2,381)

Net cash used in investing activities	(8,263)	(2,381)

Financing Activities
Net borrowings (repayments) under ABL Facility	5,000	(16,500)
AMH II intercompany loan	—	(26,833)
Issuance of senior subordinated notes	—	20,000
Financing costs	(106)	(5,014)
Dividends paid	—	(4,269)

Net cash provided by (used in) financing activities	4,894	(32,616)

Effect of exchange rate changes on cash and cash equivalents	(971)	(142)

Net (decrease) increase in cash and cash equivalents	(23,663)	9,032
Cash and cash equivalents at beginning of period	55,855	6,709

Cash and cash equivalents at end of period	$32,192	$15,741

Supplemental information:
Cash paid for interest	$35,837	$9,598

Cash paid for income taxes	$6,214	$3,828

See accompanying notes to unaudited condensed consolidated financial statements.

AMH HOLDINGS, LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED JULY 3, 2010
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
The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, these interim condensed consolidated financial statements contain all of the normal recurring accruals and adjustments considered necessary for a fair presentation of the unaudited results for the quarter and six months ended July 3, 2010 and July 4, 2009. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended January 2, 2010. A detailed description of the Company’s significant accounting policies and management judgments is located in the audited financial statements for the year ended January 2, 2010, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.
Associated Materials is a leading, vertically integrated manufacturer and distributor of exterior residential building products in the United States and Canada. Associated Materials’ core products include vinyl windows, vinyl siding, aluminum trim coil, and aluminum and steel siding and accessories. Because most of the Company’s building products are intended for exterior use, the Company’s sales and operating profits tend to be lower during periods of inclement weather. Therefore, the results of operations for any interim period are not necessarily indicative of the results of operations for a full year.
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
In April 2010, the FASB issued Accounting Standards Update 2010-12 (“ASU 2010-12”), Income Taxes (Topic 740): Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts. On March 30, 2010, the President of the United States signed the Health Care and Education Reconciliation Act of 2010, which is a reconciliation bill that amends the Patient Protection and Affordable Care Act that was signed on March 23, 2010 (collectively, the “Acts”). ASU No. 2010-12 allows entities to consider the two Acts together for accounting purposes. Upon adoption, the elimination of the future tax deduction for prescription drug costs associated with the Company’s post-retirement medical and dental plans was not material to the Company’s financial position, results of operations or cash flows. The Company is currently evaluating the potential impact of other sections of the legislation, but does not anticipate that the adoption would have a material impact on the consolidated financial statements.

Note 2 — Inventories
Inventories are valued at the lower of cost (first in, first out) or market. Inventories consist of the following (in thousands):

	July 3,	January 2,
	2010	2010

Raw materials	$33,118	$28,693
Work-in-process	9,840	8,552
Finished goods and purchased stock	115,759	78,149

	$158,717	$115,394

Note 3 — Goodwill and Other Intangible Assets
Goodwill represents the purchase price in excess of the fair value of the tangible and intangible net assets acquired in a business combination. Goodwill of $231.3 million as of July 3, 2010 and January 2, 2010 consisted of $194.8 million from the April 2002 merger transaction and $36.5 million from the acquisition of Gentek Holdings, Inc. (“Gentek”). The impact of foreign currency translation decreased the carrying value of Gentek goodwill by less than $0.1 million during the six months ended July 3, 2010. None of the Company’s goodwill is deductible for income tax purposes. The Company’s other intangible assets consist of the following (in thousands):

	Average
	Amortization	July 3, 2010			January 2, 2010
	Period		Accumulated	Net Carrying		Accumulated	Net Carrying
	(in Years)	Cost	Amortization	Value	Cost	Amortization	Value
Trademarks	15	$28,070	$15,014	$13,056	$28,070	$14,087	$13,983
Patents	10	6,230	5,092	1,138	6,230	4,781	1,449
Customer base	7	5,114	4,642	472	5,137	4,498	639

Total amortized intangible assets		39,414	24,748	14,666	39,437	23,366	16,071
Non-amortized trade names		80,010	—	80,010	80,010	—	80,010

Total intangible assets		$119,424	$24,748	$94,676	$119,447	$23,366	$96,081

The Company’s non-amortized intangible assets consist of the Alside®, Revere® and Gentek® trade names and are tested for impairment at least annually.
Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense related to intangible assets was approximately $0.7 million and $0.8 million for the quarters ended July 3, 2010 and July 4, 2009, respectively. Amortization expense related to intangible assets was approximately $1.4 million and $1.5 million for the six months ended July 3, 2010 and July 4, 2009, respectively. The foreign currency translation impact on the cost and accumulated amortization of intangibles was less than $0.1 million for the quarter ended July 3, 2010. Amortization expense is expected to be approximately $1.3 million for the remainder of fiscal 2010. Amortization expense for fiscal years 2011, 2012, 2013 and 2014 is estimated to be $2.7 million, $2.2 million, $1.9 million and $1.9 million, respectively.

Note 4 — Long-Term Debt
Long-term debt consists of the following (in thousands):

	July 3,	January 2,
	2010	2010

9.875% notes	$197,679	$197,552
11.25% notes	431,000	431,000
Borrowings under the ABL Facility	15,000	10,000

Total long-term debt	$643,679	$638,552

9.875% Notes
On November 5, 2009, Associated Materials issued in a private offering $200.0 million of its 9.875% Senior Secured Second Lien Notes due 2016. In February 2010, Associated Materials completed the offer to exchange all of its outstanding privately placed 9.875% Senior Secured Second Lien Notes due 2016 for newly registered 9.875% Senior Secured Second Lien Notes due 2016 (the “9.875% notes”). The 9.875% notes were issued by Associated Materials and Associated Materials Finance, Inc., a wholly owned subsidiary of Associated Materials (collectively, the “Issuers”). The 9.875% notes were originally issued at a price of 98.757%. The net proceeds from the offering were used to discharge and redeem Associated Materials’ outstanding 9 3/4% Senior Subordinated Notes due 2012 (the “9.75% notes”) and its outstanding 15% Senior Subordinated Notes due 2012 (the “15% notes”), and to pay fees and expenses related to the offering. As of July 3, 2010, the accreted balance of the 9.875% notes, net of the original issue discount, was $197.7 million. Interest on the 9.875% notes is payable semi-annually in arrears on May 15th and November 15th of each year, with the first interest payment made on May 15, 2010.
The Issuers are required to redeem the 9.875% notes no later than December 1, 2013, if as of October 15, 2013, AMH’s 11 1/4% Senior Discount Notes due 2014 (the “11.25% notes”) remain outstanding, unless discharged or defeased, or if any indebtedness incurred by the Issuers or any of their holding companies to refinance such AMH 11.25% notes matures prior to the maturity date of the 9.875% notes. As of July 3, 2010, AMH had $431.0 million in aggregate principal amount of its 11.25% notes outstanding. Prior to November 15, 2012, the Issuers may redeem all or a portion of the 9.875% notes at any time or from time to time at a price equal to 100% of the principal amount of the 9.875% notes plus accrued and unpaid interest, plus a “make-whole” premium. Beginning on November 15, 2012, the Issuers may redeem all or a portion of the 9.875% notes at a redemption price of 107.406%. The redemption price declines to 104.938% at November 15, 2013, to 102.469% at November 15, 2014 and to 100% on November 15, 2015 for the remaining life of the 9.875% notes. In addition, on or prior to November 15, 2012, the Issuers may redeem up to 35% of the 9.875% notes using the proceeds of certain equity offerings at a redemption price equal to 100% of the aggregate principal amount thereof, plus a premium equal to the interest rate per annum on the 9.875% notes, plus accrued and unpaid interest, if any, to the date of redemption.
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
The fair value of the 9.875% notes was $214.5 million and $197.5 million at July 3, 2010 and January 2, 2010, respectively. In accordance with the principles described in the FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), the fair value of the 9.875% notes as of July 3, 2010 was measured using Level 1 inputs of quoted prices in active markets. The fair value of the 9.875% notes as of January 2, 2010 was based upon the pricing determined in the private offering of the 9.875% notes at the time of issuance in November 2009.

ABL Facility
Associated Materials’ ABL Facility provides for a senior secured asset-based revolving credit facility of up to $225.0 million, comprising a $165.0 million U.S. facility and a $60.0 million Canadian facility, in each case subject to borrowing base availability under the applicable facility. Pursuant to an amendment to the ABL Facility (the “ABL Facility Amendment”) entered into in connection with the issuance of the 9.875% notes, effective November 5, 2009, the maturity date of the ABL Facility is the earliest of (i) October 3, 2013 and (ii) the date three months prior to the stated maturity date of the 9.875% notes (as amended, supplemented or replaced), if any such notes remain outstanding at such date taking into account any stated maturity dates which may be contingent, conditional or alternative. As of July 3, 2010, there was $15.0 million drawn under the ABL Facility and $158.0 million available for additional borrowing.
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
As of July 3, 2010, the per annum interest rate applicable to borrowings under the ABL Facility was 5%. The weighted average interest rate for borrowings under the ABL Facility was 5.2% for the quarter ended July 3, 2010. As of July 3, 2010, Associated Materials had letters of credit outstanding of $9.1 million primarily securing deductibles of various insurance policies. Associated Materials is required to pay a commitment fee of 0.50% to 0.75% per annum on any unused amounts under the ABL Facility.
The ABL Facility does not require Associated Materials to comply with any financial maintenance covenants, unless it has less than $28.1 million of aggregate excess availability at any time (or less than $20.6 million of excess availability under the U.S. facility or less than $7.5 million of excess availability under the Canadian facility), during which time Associated Materials is subject to compliance with a fixed charge coverage ratio covenant of 1.1 to 1. As of July 3, 2010, Associated Materials exceeded the minimum aggregate excess availability thresholds, and therefore, was not required to comply with this maintenance covenant.
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

11.25% Notes
In March, 2004, AMH issued $446.0 million aggregate principal at maturity in 2014 of 11.25% notes. Prior to March 1, 2009, interest accrued at a rate of 11.25% per annum on the 11.25% notes in the form of an increase in the accreted value of the 11.25% notes. Since March 1, 2009, cash interest has been accruing at a rate of 11.25% per annum on the 11.25% notes and is payable semi-annually in arrears on March 1st and September 1st of each year, with the first payment of cash interest under the 11.25% notes paid on September 1, 2009. The 11.25% notes mature on March 1, 2014. The 11.25% notes are structurally subordinated to all existing and future debt and other liabilities of AMH’s existing and future subsidiaries, including Associated Materials and Holdings. As of July 3, 2010, AMH had $431.0 million in aggregate principal amount of its 11.25% notes outstanding.
The fair value of the 11.25% notes was $438.5 million and $415.9 million at July 3, 2010 and January 2, 2010, respectively. In accordance with the principles described in ASC 820, the fair value of the 11.25% notes was measured using Level 1 inputs of quoted prices in active markets.
Parent Company Indebtedness
In connection with a December 2004 recapitalization transaction, AMH’s parent company AMH II was formed, and AMH II subsequently issued $75.0 million of 13.625% Senior Notes due 2014 (the “13.625% notes”). In June 2009, AMH II entered into an exchange agreement pursuant to which it paid $20.0 million in cash and issued $13.066 million original principal amount of its 20% Senior Notes due 2014 (the “20% notes”) in exchange for all of its outstanding 13.625% notes. Interest on AMH II’s 20% notes is payable in cash semi-annually in arrears or may be added to the then outstanding principal amount of the 20% notes and paid at maturity on December 1, 2014. The debt restructuring transaction was accounted for in accordance with the principles described in FASB ASC 470-60, Troubled Debt Restructurings by Debtors (“ASC 470-60”). As of July 3, 2010, AMH II has recorded liabilities for the $13.066 million original principal amount and $23.7 million of accrued interest related to all future interest payments on its 20% notes in accordance with ASC 470-60. As of July 3, 2010, total AMH II debt, including that of its consolidated subsidiaries, was approximately $680.5 million, which includes $23.7 million of accrued interest related to all future interest payments on AMH II’s 20% notes.
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
In June 2009, at the time Associated Materials entered into the purchase agreement pursuant to which it issued its 15% notes (which were redeemed and discharged in connection with the issuance of the 9.875% notes in November 2009), Associated Materials entered into an intercompany loan agreement with AMH II, pursuant to which Associated Materials agreed to periodically make loans to AMH II in an amount not to exceed an aggregate outstanding principal amount of approximately $33.0 million at any one time, plus accrued interest. Interest accrues at a rate of 3% per annum and is added to the then outstanding principal amount on a semi-annual basis. The principal amount and accrued but unpaid interest thereon will mature on May 1, 2015. As of July 3, 2010, the principal amount of borrowings by AMH II under this intercompany loan agreement and accrued interest thereon was $27.6 million. Associated Materials believes that AMH II will have the ability to repay the loan in accordance with its stated terms. Due to the related party nature and the underlying terms of the intercompany loan with AMH II, Associated Materials has deemed it not practical to assign and disclose a fair value estimate.

Note 5 — Comprehensive Income (Loss)
Comprehensive income (loss) differs from net income (loss) due to the reclassification of actuarial gains or losses and prior service costs associated with the Company’s pension and other postretirement plans and foreign currency translation adjustments as follows (in thousands):

	Quarters Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009
Net income (loss)	$19,781	$9,336	$1,166	$(25,652)
Unrecognized prior service cost and net loss	240	254	482	511
Foreign currency translation adjustments	(3,803)	3,544	(939)	2,742

Comprehensive income (loss)	$16,218	$13,134	$709	$(22,399)

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

	Quarters Ended
	July 3, 2010		July 4, 2009
	Domestic	Foreign	Domestic	Foreign
	Plans	Plans	Plans	Plans
Net periodic pension cost
Service cost	$155	$593	$146	$354
Interest cost	778	887	783	787
Expected return on assets	(760)	(852)	(674)	(667)
Amortization of prior service costs	7	11	8	7
Amortization of unrecognized net loss	303	48	375	15

Net periodic pension cost	$483	$687	$638	$496

	Six Months Ended
	July 3, 2010		July 4, 2009
	Domestic	Foreign	Domestic	Foreign
	Plans	Plans	Plans	Plans
Net periodic pension cost
Service cost	$310	$1,197	$292	$678
Interest cost	1,556	1,790	1,566	1,509
Expected return on assets	(1,520)	(1,719)	(1,348)	(1,279)
Amortization of prior service costs	14	22	16	14
Amortization of unrecognized net loss	606	96	750	28

Net periodic pension cost	$966	$1,386	$1,276	$950

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
Note 7 — Business Segments
The Company is in the single business of manufacturing and distributing exterior residential building products. The following table sets forth for the periods presented a summary of net sales by principal product offering (in thousands):

	Quarters Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009
Vinyl windows	$115,443	$99,031	$191,780	$160,087
Vinyl siding products	68,998	56,829	108,354	92,418
Metal products	52,086	44,421	88,461	73,404
Third-party manufactured products	72,329	57,305	109,892	90,021
Other products and services	19,466	17,383	34,072	31,371

	$328,322	$274,969	$532,559	$447,301

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
A reconciliation of the warranty reserve activity is as follows (in thousands):

	Quarters Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009
Balance at the beginning of the period	$33,582	$30,084	$33,016	$29,425
Provision for warranties issued	1,780	2,491	3,320	4,697
Claims paid	(2,039)	(1,917)	(3,276)	(3,410)
Foreign currency translation	338	289	601	235

Balance at the end of the period	$33,661	$30,947	$33,661	$30,947

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
The following is a reconciliation of the manufacturing restructuring liability (in thousands):

	Quarters Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009
Beginning liability	$4,730	$—	$5,036	$—
Additions	—	5,332	—	5,332
Accretion of related lease obligations	93	—	184	—
Payments	(289)	—	(686)	—

Ending liability	$4,534	$5,332	$4,534	$5,332

Of the remaining restructuring liability at July 3, 2010, approximately $0.5 million is expected to be paid during the remainder of 2010. Amounts related to the ongoing facility obligations will continue to be paid over the lease term, which ends April 2020.
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

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
July 3, 2010
(In thousands)

			Subsidiary	Non-Guarantor	Reclassification/
	Parent	Co-Issuer	Guarantors	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$5,209	$—	$127	$26,856	$—	$32,192
Accounts receivable, net	103,277	—	15,407	41,078	—	159,762
Intercompany receivables	—	—	97,268	8,588	(105,856)	—
Inventories	111,860	—	10,205	36,652	—	158,717
Deferred income taxes	8,833	—	—	2,210	(187)	10,856
Prepaid expenses	6,134	—	1,084	1,650	—	8,868

Total current assets	235,313	—	124,091	117,034	(106,043)	370,395

Property, plant and equipment, net	71,236	—	1,847	33,984	—	107,067
Goodwill	194,814	—	36,457	—	—	231,271
Other intangible assets, net	85,463	—	9,213	—	—	94,676
Investment in subsidiaries	209,616	—	85,241	—	(294,857)	—
Receivable from AMH II	27,646	—	—	—	—	27,646
Intercompany receivable	—	197,679	—	—	(197,679)	—
Other assets	16,668	—	—	1,766	—	18,434

Total assets	$840,756	$197,679	$256,849	$152,784	$(598,579)	$849,489

Liabilities And Member’s Equity
Current liabilities:
Accounts payable	$91,419	$—	$19,253	$39,383	$—	$150,055
Intercompany payables	105,856	—	—	—	(105,856)	—
Payable to parent	23,206	—	3,291	—	—	26,497
Accrued liabilities	39,528	—	5,685	9,891	—	55,104
Deferred income taxes	—	—	187	—	(187)	—
Income taxes payable	—	—	—	580	—	580

Total current liabilities	260,009	—	28,416	49,854	(106,043)	232,236

Deferred income taxes	40,197	—	2,333	5,741	—	48,271
Other liabilities	31,525	—	16,484	11,948	—	59,957
Long-term debt	212,679	197,679	—	—	(197,679)	212,679
Member’s equity	296,346	—	209,616	85,241	(294,857)	296,346

Total liabilities and member’s equity	$840,756	$197,679	$256,849	$152,784	$(598,579)	$849,489

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For The Quarter Ended July 3, 2010
(In thousands)

			Subsidiary	Non-Guarantor	Reclassification/
	Parent	Co-Issuer	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$239,861	$—	$50,352	$88,987	$(50,878)	$328,322
Cost of sales	173,694	—	47,425	66,223	(50,878)	236,464

Gross profit	66,167	—	2,927	22,764	—	91,858
Selling, general and administrative expenses	43,199	—	296	10,094	—	53,589

Income from operations	22,968	—	2,631	12,670	—	38,269
Interest expense, net	6,159	—	—	183	—	6,342
Foreign currency loss	—	—	—	70	—	70

Income before income taxes	16,809	—	2,631	12,417	—	31,857
Income tax provision	6,492	—	840	3,738	—	11,070

Income before equity income from subsidiaries	10,317	—	1,791	8,679	—	20,787
Equity income from subsidiaries	10,470	—	8,679	—	(19,149)	—

Net income	$20,787	$—	$10,470	$8,679	$(19,149)	$20,787

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For The Six Months Ended July 3, 2010
(In thousands)

			Subsidiary	Non-Guarantor	Reclassification/
	Parent	Co-Issuer	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$385,752	$—	$79,913	$146,968	$(80,074)	$532,559
Cost of sales	286,170	—	74,937	111,229	(80,074)	392,262

Gross profit	99,582	—	4,976	35,739	—	140,297
Selling, general and administrative expenses	80,604	—	1,104	19,362	—	101,070

Income from operations	18,978	—	3,872	16,377	—	39,227
Interest expense, net	12,151	—	2	430	—	12,583
Foreign currency (gain)	—	—	—	(52)	—	(52)

Income before income taxes	6,827	—	3,870	15,999	—	26,696
Income tax provision	2,544	—	1,776	4,816	—	9,136

Income before equity income from subsidiaries	4,283	—	2,094	11,183	—	17,560
Equity income from subsidiaries	13,277	—	11,183	—	(24,460)	—

Net income	$17,560	$—	$13,277	$11,183	$(24,460)	$17,560

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For The Six Months Ended July 3, 2010
(In thousands)

			Subsidiary	Non-Guarantor
	Parent	Co-Issuer	Guarantors	Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(2,078)	$—	$3,739	$3,260	$4,921

Investing Activities
Additions to property, plant and equipment	(6,286)	—	(54)	(1,923)	(8,263)
Other	385	—	—	(385)	—

Net cash used in investing activities	(5,901)	—	(54)	(2,308)	(8,263)

Financing Activities
Net borrowings under ABL Facility	5,000	—	—	—	5,000
Dividends paid to parent company	(24,244)	—	—	—	(24,244)
Dividends from non-guarantor subsidiary	—	—	20,000	(20,000)	—
Intercompany transactions	26,671	—	(23,640)	(3,031)	—
Financing costs	(106)	—	—	—	(106)

Net cash provided by (used in) financing activities	7,321	—	(3,640)	(23,031)	(19,350)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(971)	(971)

Net (decrease) increase in cash and cash equivalents	(658)	—	45	(23,050)	(23,663)
Cash and cash equivalents at beginning of period	5,867	—	82	49,906	55,855

Cash and cash equivalents at end of period	$5,209	$—	$127	$26,856	$32,192

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

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended July 4, 2009
(In thousands)

			Subsidiary	Non-Guarantor	Reclassification/
	Parent	Co-Issuer	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$200,645	$—	$38,801	$73,922	$(38,399)	$274,969
Cost of sales	143,726	—	36,708	54,953	(38,399)	196,988

Gross profit	56,919	—	2,093	18,969	—	77,981
Selling, general and administrative expenses	41,782	—	551	8,964	—	51,297
Manufacturing restructuring costs	5,255	—	—	—	—	5,255

Income from operations	9,882	—	1,542	10,005	—	21,429
Interest expense, net	5,091	—	—	153	—	5,244
Foreign currency (gain)	—	—	—	(274)	—	(274)

Income before income taxes	4,791	—	1,542	10,126	—	16,459
Income tax provision	1,996	—	1,140	3,250	—	6,386

Income before equity income from subsidiaries	2,795	—	402	6,876	—	10,073
Equity income from subsidiaries	7,278	—	6,876	—	(14,154)	—

Net income	$10,073	$—	$7,278	$6,876	$(14,154)	$10,073

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended July 4, 2009
(In thousands)

			Subsidiary	Non-Guarantor	Reclassification
	Parent	Co-Issuer	Guarantors	Subsidiaries	/Eliminations	Consolidated
Net sales	$333,870	$—	$65,279	$113,412	$(65,260)	$447,301
Cost of sales	250,589	—	64,521	89,217	(65,260)	339,067

Gross profit	83,281	—	758	24,195	—	108,234
Selling, general and administrative expenses	81,033	—	1,739	17,023	—	99,795
Manufacturing restructuring costs	5,255	—	—	—	—	5,255

(Loss) income from operations	(3,007)	—	(981)	7,172	—	3,184
Interest expense, net	10,211	—	—	371	—	10,582
Foreign currency (gain)	—	—	—	(222)	—	(222)

(Loss) income before income taxes	(13,218)	—	(981)	7,023	—	(7,176)
Income tax (benefit) provision	(5,315)	—	277	2,254	—	(2,784)

(Loss) income before equity income from subsidiaries	(7,903)	—	(1,258)	4,769	—	(4,392)
Equity income from subsidiaries	3,511	—	4,769	—	(8,280)	—

Net (loss) income	$(4,392)	$—	$3,511	$4,769	$(8,280)	$(4,392)

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended July 4, 2009
(In thousands)

			Subsidiary	Non-Guarantor
	Parent	Co-Issuer	Guarantors	Subsidiaries	Consolidated
Net cash provided by operating activities	$20,300	$—	$12,912	$10,959	$44,171

Investing Activities
Additions to property, plant and equipment	(1,983)	—	(11)	(387)	(2,381)
Other	(383)	—	383	—	—

Net cash (used in) provided by investing activities	(2,366)	—	372	(387)	(2,381)

Financing Activities
Net repayments under ABL Facility	(16,500)	—	—	—	(16,500)
AMH II intercompany loan	(26,833)	—	—	—	(26,833)
Intercompany transactions	12,557	—	(13,381)	824	—
Dividends paid to parent company	(4,269)	—	—	—	(4,269)
Issuance of senior subordinated notes	20,000	—	—	—	20,000
Financing costs	(4,920)	—	—	(94)	(5,014)

Net cash (used in) provided by financing activities	(19,965)	—	(13,381)	730	(32,616)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(142)	(142)

Net (decrease) increase in cash and cash equivalents	(2,031)	—	(97)	11,160	9,032
Cash and cash equivalents at beginning of period	4,964	—	97	1,648	6,709

Cash and cash equivalents at end of period	$2,933	$—	$—	$12,808	$15,741

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
AMH Holdings, LLC (“AMH”), formerly AMH Holdings, Inc., was created on February 19, 2004. AMH has no material assets or operations other than its 100% ownership of Associated Materials Holdings, LLC (“Holdings”), which in turn has no material assets or operations other than its 100% ownership of Associated Materials, LLC (“Associated Materials”). AMH, Holdings and Associated Materials are collectively referred to as the “Company”. The Company is a leading, vertically integrated manufacturer and distributor of exterior residential building products in the United States and Canada. The Company’s core products are vinyl windows, vinyl siding, aluminum trim coil, and aluminum and steel siding and accessories. In addition, the Company distributes third-party manufactured products primarily through its supply centers. Vinyl windows, vinyl siding, metal products, and third-party manufactured products comprised approximately 36%, 20%, 17% and 21%, respectively, of the Company’s total net sales for the six month period ended July 3, 2010. These products are generally marketed under the Alside®, Revere® and Gentek® brand names and sold on a wholesale basis to approximately 50,000 professional contractors engaged in home remodeling and new home construction principally through the Company’s network of 119 supply centers, as well as through approximately 250 independent distributors and dealers across the United States and Canada. Approximately 65% of the Company’s products are sold to contractors engaged in the home repair and remodeling market with approximately 35% sold to the new construction market. The supply centers provide “one-stop” shopping to the Company’s contractor customers, carrying products, accessories and tools necessary to complete a vinyl window or siding project. In addition, the supply centers provide product literature, product samples and installation training to these customers. During the six month period ended July 3, 2010, approximately 71% of the Company’s total net sales were generated through the network of supply centers, with the remainder sold to independent distributors and dealers.
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

Because most of the Company’s building products are intended for exterior use, sales tend to be lower during periods of inclement weather. Weather conditions in the first quarter of each calendar year usually result in that quarter producing significantly less net sales and net cash flows from operations than in any other period of the year. Consequently, the Company has historically had small profits or losses in the first quarter and reduced profits from operations in the fourth quarter of each calendar year. To meet seasonal cash flow needs, the Company typically utilizes its ABL Facility and repays such borrowings in periods of higher cash flow. The Company typically generates the majority of its cash flow in the third and fourth quarters.
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
Results of Operations
The following table sets forth for the periods indicated the results of the Company’s operations (in thousands):

	Quarters Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009
Net sales	$328,322	$274,969	$532,559	$447,301
Cost of sales	236,464	196,988	392,262	339,067

Gross profit	91,858	77,981	140,297	108,234
Selling, general and administrative expenses	53,589	51,297	101,070	99,795
Gain on debt extinguishment	—	8,897	—	8,897
Manufacturing restructuring costs	—	5,255	—	5,255

Income from operations	38,269	30,326	39,227	12,081
Interest expense, net	18,718	18,015	37,335	35,701
Foreign currency loss (gain)	70	(274)	(52)	(222)

Income (loss) before income taxes	19,481	12,585	1,944	(23,398)
Income tax (benefit) provision	(300)	3,249	778	2,254

Net income (loss)	$19,781	$9,336	$1,166	$(25,652)

Other Data:
EBITDA (a)	$43,832	$36,104	$50,545	$23,248
Adjusted EBITDA (a)	45,130	32,558	51,946	19,937

(a)	EBITDA is calculated as net income plus interest, taxes, depreciation and amortization. Adjusted EBITDA excludes certain items. The Company considers EBITDA and adjusted EBITDA to be important indicators of its operational strength and performance of its business. The Company has included adjusted EBITDA because it is a key financial measure used by management to (i) assess the Company’s ability to service its debt and / or incur debt and meet the Company’s capital expenditure requirements; (ii) internally measure the Company’s operating performance; and (iii) determine the Company’s incentive compensation programs. In addition, the Company’s ABL Facility has certain covenants that apply ratios utilizing this measure of adjusted EBITDA. EBITDA and adjusted EBITDA have not been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Adjusted EBITDA as presented by the Company may not be comparable to similarly titled measures reported by other companies. EBITDA and adjusted EBITDA are not measures determined in accordance with GAAP and should not be considered as an alternative to, or more meaningful than, net income (as determined in accordance with GAAP) as a measure of the Company’s operating results or cash flows from operations (as determined in accordance with GAAP) as a measure of the Company’s liquidity.

The reconciliation of the Company’s net income (loss) to EBITDA and adjusted EBITDA is as follows (in thousands):

	Quarters Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Net income (loss)	$19,781	$9,336	$1,166	$(25,652)
Interest expense, net	18,718	18,015	37,335	35,701
Income tax (benefit) provision	(300)	3,249	778	2,254
Depreciation and amortization	5,633	5,504	11,266	10,945

EBITDA	43,832	36,104	50,545	23,248
Amortization of management fee (b)	—	125	—	250
Manufacturing restructuring costs (c)	—	5,255	—	5,255
Bank audit fees (d)	35	(29)	50	81
Tax restructuring costs (e)	—	—	88	—
Advisory fees (f)	1,263	—	1,263	—
Gain on debt extinguishment (g)	—	(8,897)	—	(8,897)

Adjusted EBITDA	$45,130	$32,558	$51,946	$19,937

(b)	Represents amortization of a prepaid management fee paid to Investcorp International Inc. in connection with the December 2004 recapitalization transaction.

(c)	During the first quarter of 2008, the Company committed to, and subsequently completed, relocating a portion of its vinyl siding production from Ennis, Texas to its vinyl manufacturing facilities in West Salem, Ohio and Burlington, Ontario. In addition, during 2008, the Company transitioned the majority of distribution of its U.S. vinyl siding products to a center located in Ashtabula, Ohio and committed to a plan to discontinue use of its warehouse facility adjacent to its Ennis, Texas vinyl manufacturing facility. The Company discontinued its use of the warehouse facility adjacent to the Ennis manufacturing plant during the second quarter of 2009. As a result, the related lease costs associated with the discontinued use of the warehouse facility were recorded as a restructuring charge of approximately $5.3 million for the quarter and six months ended July 4, 2009.

(d)	Represents bank audit fees incurred under the ABL Facility.

(e)	Represents legal and accounting fees incurred in connection with a 2009 tax restructuring project.

(f)	Represents advisory fees for strategic capital structure advice incurred during the second quarter of 2010.

(g)	Represents the Company’s gain on extinguishment of debt for the quarter and six months ended July 4, 2009.
The following table sets forth for the periods presented a summary of net sales by principal product offering (in thousands):

	Quarters Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009
Vinyl windows	$115,443	$99,031	$191,780	$160,087
Vinyl siding products	68,998	56,829	108,354	92,418
Metal products	52,086	44,421	88,461	73,404
Third-party manufactured products	72,329	57,305	109,892	90,021
Other products and services	19,466	17,383	34,072	31,371

	$328,322	$274,969	$532,559	$447,301

Quarter Ended July 3, 2010 Compared to Quarter Ended July 4, 2009
Net sales increased 19.4% to $328.3 million for the second quarter of 2010 compared to $275.0 million for the same period in 2009 primarily due to increased unit volumes across all product categories and the impact of the stronger Canadian dollar in 2010. During the second quarter of 2010 compared to the same period in 2009, vinyl window and vinyl siding unit volumes increased by approximately 12% and 16%, respectively.
Gross profit in the second quarter of 2010 was $91.9 million, or 28.0% of net sales, compared to gross profit of $78.0 million, or 28.4% of net sales, for the same period in 2009. The slight decrease in gross margin was the result of increased commodity costs, partially offset by the Company’s continued implementation of cost reduction initiatives.
Selling, general and administrative expenses increased approximately $2.3 million to $53.6 million, or 16.3% of net sales, for the second quarter of 2010 versus $51.3 million, or 18.7% of net sales, for the same period in 2009. Selling, general and administrative expenses for the quarter ended July 3, 2010 includes advisory fees for strategic capital structure advice of approximately $1.3 million. Excluding these costs, selling, general and administrative expenses for the quarter ended July 3, 2010 increased approximately $1.0 million when compared to the same period in 2009. The increase in selling, general and administrative expense was primarily due to increased sales-related commission and benefit accruals of approximately $2.6 million, increased consulting expenses of approximately $0.9 million, the translation impact on Canadian expenses as a result of a stronger Canadian dollar in 2010 of approximately $0.8 million and increased product delivery costs in the Company’s supply center network of approximately $0.3 million. These increases were partially offset by reduced bad debt expense of approximately $3.9 million, which was the result of the economic conditions that existed during the second quarter of 2009.
During the second quarter of 2009, the Company completed its plans to relocate a portion of its vinyl siding production and distribution and discontinued its use of the warehouse facility adjacent to the Ennis manufacturing plant. As a result, the related lease costs associated with the discontinued use of the warehouse facility were recorded as a restructuring charge of approximately $5.3 million for the quarter and six months July 4, 2009.
Income from operations was approximately $38.3 million for the quarter ended July 3, 2010 compared to income from operations of $30.3 million for the same period in 2009.
Interest expense increased $0.7 million for the second quarter of 2010 compared to the same period in 2009. The increase in interest expense was primarily due to the increased principal amount, and related amortization of deferred financing fees, of Associated Materials’ 9.875% notes issued in November 2009.
The income tax provision for the second quarter of 2010 reflects an effective income tax benefit rate of 1.5%, compared to an effective income tax rate of 25.8% for the same period in 2009. The change in the tax rate was primarily a result of the Company’s ability to utilize the year-to-date tax benefit of the U.S. loss in the second quarter of 2010.
The Company reported net income of $19.8 million during the second quarter of 2010 compared to $9.3 million for the same period in 2009.
EBITDA for the second quarter of 2010 was $43.8 million compared to $36.1 million for the same period in 2009. Adjusted EBITDA for the second quarter of 2010 was $45.1 million compared to $32.6 million for the same period in 2009. Adjusted EBITDA for the second quarter of 2010 excludes advisory fees for strategic capital structure advice of approximately $1.3 million and bank audit fees of less than $0.1 million. Adjusted EBITDA for the second quarter of 2009 excludes the gain on debt extinguishment of $8.9 million, manufacturing restructuring costs of $5.3 million and amortization related to prepaid management fees of approximately $0.1 million.
Six Months Ended July 3, 2010 Compared to Six Months Ended July 4, 2009
Net sales increased 19.1% to $532.6 million for the six months ended July 3, 2010 compared to $447.3 million for the same period in 2009 primarily due to increased unit volumes across all product categories and the impact of the stronger Canadian dollar in 2010. For the six months ended July 3, 2010 compared to the same period in 2009, vinyl window and vinyl siding unit volumes increased by approximately 15% and 13%, respectively.
Gross profit for the six months ended July 3, 2010 was $140.3 million, or 26.3% of net sales, compared to gross profit of $108.2 million, or 24.2% of net sales, for the same period in 2009. The increase in gross profit as a percentage of net sales was a result of higher volume and lower manufacturing costs resulting from the continued implementation of cost reduction initiatives, improved operational efficiencies, procurement savings and the reduction of scrap, partially offset by increased commodity costs.

Selling, general and administrative expenses increased approximately $1.3 million to $101.1 million, or 19.0% of net sales, for the six months ended July 3, 2010 versus $99.8 million, or 22.3% of net sales, for the same period in 2009. Selling, general and administrative expenses for the six months ended July 3, 2010 includes advisory fees for strategic capital structure advice of approximately $1.3 million. Excluding these costs, selling, general and administrative expenses for the six months ended July 3, 2010 were relatively consistent with the same period in 2009.
Income from operations was approximately $39.2 million for the six months ended July 3, 2010 compared to income from operations of approximately $12.1 million for the same period in 2009.
Interest expense increased $1.6 million for the six months ended July 3, 2010 compared to the same period in 2009. The increase in interest expense was primarily due to the increased principal amount, and related amortization of deferred financing fees, of Associated Materials’ 9.875% notes issued in November 2009.
The income tax provision for the six months ended July 3, 2010 reflects an effective income tax rate of 40.0%, compared to an effective income tax rate of 9.6% for the same period in 2009. The change in the tax rate was primarily a result of the Company’s ability to utilize the tax benefit of the U.S. loss in 2010. The tax rate increase was a result of the income levels reported for 2010, compared to reported losses for the same period in 2009.
Net income for the six months ended July 3, 2010 was $1.2 million compared to a net loss of $25.7 million for the same period in 2009.
EBITDA for the six months ended July 3, 2010 was $50.5 million compared to EBITDA of $23.2 million for the same period in 2009. Adjusted EBITDA for the six months ended July 3, 2010 was $51.9 million compared to adjusted EBITDA of $19.9 million for the same period in 2009. Adjusted EBITDA for the six months ended July 3, 2010 excludes advisory fees for strategic capital structure advice of approximately $1.3 million, tax restructuring costs of approximately $0.1 million and bank audit fees of approximately $0.1 million. Adjusted EBITDA for the six months ended July 4, 2009 excludes the gain on debt extinguishment of $8.9 million, manufacturing restructuring costs of $5.3 million, amortization related to prepaid management fees of $0.3 million and bank audit fees of approximately $0.1 million.
Recent Accounting Pronouncements
A description of recently issued accounting pronouncements is included in Note 1 to the unaudited condensed consolidated financial statements. The Company evaluates the potential impact, if any, on its financial position, results of operations and cash flows, of all recent accounting pronouncements, and, if significant, makes the appropriate disclosures. During the second quarter ended July 3, 2010, no material changes resulted from the adoption of recent accounting pronouncements.
Liquidity and Capital Resources
The following sets forth a summary of the Company’s cash flows for the six months ended July 3, 2010 and July 4, 2009 (in thousands):

	Six Months Ended
	July 3,	July 4,
	2010	2009
Net cash (used in) provided by operating activities	$(19,323)	$44,171
Net cash used in investing activities	(8,263)	(2,381)
Net cash provided by (used in) financing activities	4,894	(32,616)
Cash Flows
At July 3, 2010, the Company had cash and cash equivalents of $32.2 million and available borrowing capacity of approximately $158.0 million under Associated Materials’ ABL Facility. Outstanding letters of credit as of July 3, 2010 totaled approximately $9.1 million primarily securing deductibles of various insurance policies.

Cash Flows from Operating Activities
Net cash used in operating activities was $19.3 million for the six months ended July 3, 2010, compared to net cash provided by operating activities of $44.2 million for the same period in 2009. The factors typically impacting cash flows from operating activities during the first six months of the year include the seasonal increase of inventory levels and use of cash related to payments for accrued liabilities including payments of incentive compensation and customer sales incentives. Accounts receivable was a use of cash of $48.4 million for the six months ended July 3, 2010, compared to a use of cash of $32.5 million for the same period in 2009, resulting in a net decrease in cash flows of $15.9 million reflecting the increased sales in the current year. Inventory was a use of cash of $43.8 million during the six months ended July 3, 2010, compared to a source of cash of $7.2 million during the same period in 2009, resulting in a net decrease in cash flows of $51.0 million, which was primarily due to increased inventory levels and rising commodity costs. Accounts payable and accrued liabilities were a source of cash of $61.0 million for the six months ended July 3, 2010, compared to a source of cash of $69.9 million for the same period in 2009, resulting in a net decrease in cash flows of $8.9 million. Cash flows used in operating activities for the six months ended July 3, 2010 includes income tax payments of $6.2 million, compared to $3.8 million of income tax payments for the same period in 2009.
Cash Flows from Investing Activities
During the six months ended July 3, 2010, net cash used in investing activities consisted of capital expenditures of $8.3 million. Capital expenditures in 2010 were primarily at supply centers for continued operations and relocations, the continued development of the Company’s new glass insourcing process and various enhancements at plant locations. During the six months ended July 4, 2009, net cash used in investing activities included capital expenditures of $2.4 million. Capital expenditures in 2009 were primarily at supply centers for continued operations and relocations, various enhancements at plant locations and several Corporate information technology projects.
Cash Flows from Financing Activities
Net cash provided by financing activities for the six months ended July 3, 2010 included net borrowings of $5.0 million under the ABL Facility, partially offset by payments of financing costs of approximately $0.1 million. Net cash used in financing activities for the six months ended July 4, 2009 includes net repayments under Associated Materials’ ABL Facility of $16.5 million, an intercompany loan of $26.8 million paid to the Company’s direct parent company AMH II by Associated Materials in June 2009 and used in the AMH II debt exchange, payments of financing costs of $5.0 million and dividend payments of $4.3 million, partially offset by the $20.0 million issuance of Associated Materials’ 15% notes, which are no longer outstanding.
Description of the Company’s Outstanding Indebtedness
9.875% Notes
On November 5, 2009, Associated Materials issued in a private offering $200.0 million of its 9.875% Senior Secured Second Lien Notes due 2016. In February 2010, Associated Materials completed the offer to exchange all of its outstanding privately placed 9.875% Senior Secured Second Lien Notes due 2016 for newly registered 9.875% Senior Secured Second Lien Notes due 2016 (the “9.875% notes”). The 9.875% notes were issued by Associated Materials and Associated Materials Finance, Inc., a wholly owned subsidiary of Associated Materials (collectively, the “Issuers”). The 9.875% notes were originally issued at a price of 98.757%. The net proceeds from the offering were used to discharge and redeem Associated Materials’ outstanding 9 3/4% Senior Subordinated Notes due 2012 (the “9.75% notes”) and its outstanding 15% Senior Subordinated Notes due 2012 (the “15% notes”), and to pay fees and expenses related to the offering. As of July 3, 2010, the accreted balance of the 9.875% notes, net of the original issue discount, was $197.7 million. Interest on the 9.875% notes will be payable semi-annually in arrears on May 15th and November 15th of each year, with the first interest payment made on May 15, 2010.
The Issuers are required to redeem the 9.875% notes no later than December 1, 2013, if as of October 15, 2013, AMH’s 11 1/4% Senior Discount Notes due 2014 (the “11.25% notes”) remain outstanding, unless discharged or defeased, or if any indebtedness incurred by the Issuers or any of their holding companies to refinance such 11.25% notes matures prior to the maturity date of the 9.875% notes. As of July 3, 2010 AMH had $431.0 million in aggregate principal of its 11.25% notes outstanding. Prior to November 15, 2012, the Issuers may redeem all or a portion of the 9.875% notes at any time or from time to time at a price equal to 100% of the principal amount of the 9.875% notes plus accrued and unpaid interest, plus a “make-whole” premium. Beginning on November 15, 2012, the Issuers may redeem all or a portion of the 9.875% notes at a redemption price of 107.406%. The redemption price declines to 104.938% at November 15, 2013, to 102.469% at November 15, 2014 and to 100% on November 15, 2015 for the remaining life of the 9.875% notes. In addition, on or prior to November 15, 2012, the Issuers may redeem up to 35% of the 9.875% notes using the proceeds of certain equity offerings at a redemption price equal to 100% of the aggregate principal amount thereof, plus a premium equal to the interest rate per annum on the 9.875% notes, plus accrued and unpaid interest, if any, to the date of redemption.

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
Associated Materials’ ability to make restricted payments under the 9.875% notes indenture is subject to compliance with the other conditions to making restricted payments provided for in such indenture, to compliance with the restricted payments covenants in the ABL Facility, and to statutory limitations on the payment of dividends. At July 3, 2010, subject to the limitations to both the Indenture for 9.875% notes and the ABL Facility, Associated Materials could have upstreamed an additional $134.1 million, which is comprised of availability under the borrowing base and the cash on hand at quarter end.

Events of default. The 9.875% notes indenture provides for the following events of default: (i) default for 30 days in payment of interest on the 9.875% notes; (ii) default in payment of principal on the 9.875% notes; (iii) the failure by the Issuers or any Subsidiary Guarantor to comply with other agreements in the Indenture or the 9.875% notes, in certain cases subject to notice and lapse of time; (iv) certain accelerations (including failure to pay within any grace period after final maturity) of other indebtedness of the Issuers or any significant subsidiary if the amount accelerated (or so unpaid) exceeds $10.0 million; (v) certain events of bankruptcy or insolvency with respect to the Issuers or any significant subsidiary; (vi) certain judgments or decrees for the payment of money in excess of $10.0 million; and (vii) certain defaults with respect to the subsidiary guarantees and the security documents creating a security interest in assets to secure the obligations under the 9.875% notes, the subsidiary guarantees and other pari passu secured indebtedness. If an event of default occurs and is continuing, the trustee or the holders of at least 25% in principal amount of the outstanding 9.875% notes may declare all the 9.875% notes to be due and payable. Certain events of bankruptcy or insolvency are events of default which will result in the 9.875% notes being due and payable immediately upon the occurrence of such events of default.
Change of control. In the event of a change of control of Associated Materials, as defined in the 9.875% notes indenture, holders of the 9.875% notes have the right to require Associated Materials to repurchase their 9.875% notes at a purchase price in cash equal to 101% of the principal amount thereof plus accrued and unpaid interest to the repurchase date.
The fair value of the 9.875% notes was $214.5 million and $197.5 million at July 3, 2010 and January 2, 2010, respectively. In accordance with the principles described in the FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), the fair value of the 9.875% notes as of July 3, 2010 was measured using Level 1 inputs of quoted prices in active markets. The fair value of the 9.875% notes as of January 2, 2010 was based upon the pricing determined in the private offering of the 9.875% notes at the time of issuance in November 2009.
11.25% Notes
As of July 3, 2010, AMH had $431.0 million in aggregate principal amount of its 11.25% notes outstanding. The 11.25% notes are unsecured senior obligations of AMH, equal in right of payment with AMH’s existing and future unsecured senior indebtedness, senior in right of payment to any current or future indebtedness of AMH that is made subordinated to the 11.25% notes, effectively subordinated in right of payment to AMH’s existing and future secured debt, to the extent of the value of the assets securing such debt, and structurally subordinated to all obligations of existing and future subsidiaries of AMH, including Associated Materials. AMH’s payment obligations under the 11.25% notes are not guaranteed by Associated Materials or any other party. The 11.25% notes are redeemable at the option of AMH, currently at a redemption price of 103.750% (beginning on March 1, 2010), declining to 101.875% on March 1, 2011, and to 100% on March 1, 2012 for the remaining life of the 11.25% notes.
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
The fair value of the 11.25% notes was $438.5 million and $415.9 million at July 3, 2010 and January 2, 2010, respectively. In accordance with the principles described in ASC 820, the fair value of the 11.25% notes was measured using Level 1 inputs of quoted prices in active markets.
ABL Facility
On October 3, 2008, Associated Materials, Gentek Building Products, Inc. and Associated Materials Canada Limited (formerly known as Gentek Building Products Limited), as borrowers, entered into the ABL Facility with Wells Fargo Securities, LLC (formerly known as Wachovia Capital Markets, LLC) and CIT Capital Securities LLC, as joint lead arrangers, Wachovia Bank, N.A., as agent and the lenders party to the facility. Pursuant to a reorganization of certain Canadian subsidiaries of Associated Materials occurring in August and September of 2009 (the “Canadian Reorganization”), Gentek Building Products Limited Partnership, a newly formed Canadian operating entity, was added as a borrower under the Canadian portion of the ABL Facility. The ABL Facility provides for a senior secured asset-based revolving credit facility of up to $225.0 million, comprising a $165.0 million U.S. facility and a $60.0 million Canadian facility, in each case subject to borrowing base availability under the applicable facility. Pursuant to an amendment to the ABL Facility (the “ABL Facility Amendment”) entered into in connection with the issuance of the 9.875% notes, effective November 5, 2009, the maturity date of the ABL Facility is the earliest of (i) October 3, 2013 and (ii) the date three months prior to the stated maturity date of the 9.875% notes (as amended, supplemented or replaced), if any such notes remain outstanding at such date taking into account any stated maturity dates which may be contingent, conditional or alternative. As of July 3, 2010, there was $15.0 million drawn under the ABL Facility and $158.0 million available for additional borrowing.
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

As of July 3, 2010, the per annum interest rate applicable to borrowings under the ABL Facility was 5.0%. The weighted average interest rate for borrowings under the ABL Facility was 5.2% for the quarter ended July 3, 2010. As of July 3, 2010, Associated Materials had letters of credit outstanding of $9.1 million primarily securing deductibles of various insurance policies. Associated Materials is required to pay a commitment fee of 0.50% to 0.75% per annum on any unused amounts under the ABL Facility.
Associated Materials’ borrowing base under the ABL Facility, for each of the U.S. and Canadian facilities, is generally equal to (A) 85% of eligible accounts receivable plus (B) the lesser of (i) the sum of (x) 50% of the value of eligible raw materials inventory, other than painted coil, plus (y) the lesser of 35% of the value of painted coil and $2.5 million plus (z) 60% of the value of finished goods inventory, and (ii) 85% of the net orderly liquidation value of eligible inventory, plus (C) the lesser of fixed asset availability and $24.8 million (for the U.S. facility) or $9.0 million (for the Canadian facility), minus (D) attributable reserves. Fixed asset availability is generally defined as equal to 85% of the net orderly liquidation value of eligible equipment plus 70% of the appraised fair market value of eligible real property; provided that such amount decreases by a fixed amount each month. Associated Materials’ borrowing base will fluctuate during the course of the year based on a variety of factors impacting Associated Materials’ level of eligible accounts receivable and inventory, including seasonal builds in inventory immediately prior to and during the peak selling season and changes in the levels of accounts receivable, which tend to increase during the peak selling season and are at seasonal lows during the winter months. Associated Materials’ peak selling season is typically May through October. As of July 3, 2010, Associated Materials’ borrowing base was $182.1 million, which was based on the borrowing base calculation utilizing May month end account balances.
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
The ABL Facility does not require Associated Materials to comply with any financial maintenance covenants, unless it has less than $28.1 million of aggregate excess availability at any time (or less than $20.6 million of excess availability under the U.S. facility or less than $7.5 million of excess availability under the Canadian facility), during which time Associated Materials is subject to compliance with a fixed charge coverage ratio covenant of 1.1 to 1. As of July 3, 2010, Associated Materials exceeded the minimum aggregate excess availability thresholds, and therefore, was not required to comply with this maintenance covenant.
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

Excess availability is generally defined under the ABL Facility as the difference between the borrowing base and the outstanding obligations of the borrowers (as such obligations are adjusted for changes in the level of reserves and certain other short term payables). During the six months ended July 3, 2010, Holdings and Associated Materials were not prevented from making restricted payments by the ABL Facility’s restricted payments covenant. For the second quarter of 2010, the consolidated EBITDA of Holdings and its subsidiaries, as determined in accordance with the ABL Facility, exceeded 50% of the consolidated EBITDA for the second quarter of 2009.
Associated Materials’ excess availability under the ABL Facility was $158.0 million as of July 3, 2010. The excess availability will fluctuate throughout the course of the year based on a variety of factors impacting Associated Materials’ borrowing base and outstanding borrowings and other obligations. The borrowing base and the level of outstanding borrowings and other obligations are impacted by the seasonality of Associated Materials’ business, as sales and earnings are typically lower during the first quarter of each year, while working capital requirements increase prior to the peak selling season as inventories are built in advance of the peak selling season.
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
Parent Company Indebtedness
AMH’s direct parent company, AMH II, is a holding company with no independent operations. In connection with a December 2004 recapitalization transaction, AMH II was formed and subsequently issued $75.0 million of 13.625% Senior Notes due 2014 (the “13.625% notes”). In June 2009, AMH II entered into an exchange agreement pursuant to which it paid $20.0 million in cash and issued $13.066 million original principal amount of its 20% notes in exchange for all of its outstanding 13.625% notes. Interest on AMH II’s 20% notes is payable in cash semi-annually in arrears or may be added to the then outstanding principal amount of the 20% notes and paid at maturity on December 1, 2014. The debt restructuring transaction was accounted for in accordance with the principles described in FASB ASC 470-60, Troubled Debt Restructurings by Debtors (“ASC 470-60”). As of July 3, 2010, AMH II has recorded liabilities for the $13.066 million original principal amount and $23.7 million of accrued interest related to all future interest payments on its 20% notes in accordance with ASC 470-60. As of July 3, 2010, total AMH II debt, including that of its consolidated subsidiaries, was approximately $680.5 million, which includes $23.7 million of accrued interest related to all future interest payments on AMH II’s 20% notes.
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
In June 2009, at the time Associated Materials entered into the purchase agreement pursuant to which it issued its 15% notes (which were redeemed and discharged in connection with the issuance of its 9.875% notes in November 2009), Associated Materials entered into an intercompany loan agreement with AMH II, pursuant to which Associated Materials agreed to periodically make loans to AMH II in an amount not to exceed an aggregate outstanding principal amount of approximately $33.0 million at any one time, plus accrued interest. Interest accrues at a rate of 3% per annum and is added to the then outstanding principal amount on a semi-annual basis. The principal amount and accrued but unpaid interest thereon will mature on May 1, 2015. As of July 3, 2010, the principal amount of borrowings by AMH II under this intercompany loan agreement and accrued interest thereon was $27.6 million. The Company believes that AMH II will have the ability to repay the loan in accordance with its stated terms. Due to the related party nature and the underlying terms of the intercompany loan with AMH II, the Company has deemed it not practical to assign and disclose a fair value estimate.
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
Effects of Inflation
The principal raw materials used by the Company are vinyl resin, aluminum, steel, resin stabilizers and pigments, glass, window hardware, and packaging materials, all of which have historically been subject to price changes. Raw material pricing on the Company’s key commodities have fluctuated significantly over the past three years. More recently, the price of resin and aluminum has increased in response to higher demand and tight supply. In response, the Company recently announced price increases on certain of its product offerings to offset the inflation of raw materials, and continually monitors market conditions for price changes as warranted. The Company’s ability to maintain gross margin levels on its products during periods of rising raw material costs depends on the Company’s ability to obtain selling price increases. Furthermore, the results of operations for individual quarters can and have been negatively impacted by a delay between the timing of raw material cost increases and price increases on the Company’s products. There can be no assurance that the Company will be able to maintain the selling price increases already implemented or achieve any future price increases. At July 3, 2010, the Company had no raw material hedge contracts in place.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The Company has outstanding borrowings under its ABL Facility and may incur additional borrowings from time to time for general corporate purposes, including working capital and capital expenditures. The interest rate applicable to outstanding loans under the ABL Facility is, at the Company’s option, equal to either a United States or Canadian adjusted base rate plus an applicable margin ranging from 1.25% to 2.25%, or LIBOR plus an applicable margin ranging from 3.00% to 4.00%, with the applicable margin in each case depending on the Company’s quarterly average “excess availability” (as defined). At July 3, 2010, the Company had borrowings outstanding of $15.0 million under the ABL Facility. The effect of a 1.00% increase or decrease in interest rates would increase or decrease total annual interest expense by approximately $0.2 million.
The Company has $200.0 million aggregate principal at maturity in 2016 of senior secured second lien notes that bear a fixed interest rate of 9.875% and $431.0 million of senior discount notes due 2014 that bear a fixed interest rate of 11.25%. The fair value of the 9.875% notes and 11.25% notes is sensitive to changes in interest rates. In addition, the fair value is affected by the Company’s overall credit rating, which could be impacted by changes in the Company’s future operating results. At July 3, 2010, the fair value of the 9.875% notes and 11.25% notes was $214.5 million and $438.5 million, respectively, based upon their quoted market prices.
Foreign Currency Exchange Risk
The Company’s revenues are primarily from domestic customers and are realized in U.S. dollars. However, the Company realizes revenues from sales made through Gentek’s Canadian distribution centers in Canadian dollars. The Company’s Canadian manufacturing facilities acquire raw materials and supplies from U.S. vendors, which results in foreign currency transactional gains and losses upon settlement of the obligations. Payment terms among Canadian manufacturing facilities and these vendors are short-term in nature. The Company may, from time to time, enter into foreign exchange forward contracts with maturities of less than three months to reduce its exposure to fluctuations in the Canadian dollar. At July 3, 2010, the Company was a party to foreign exchange forward contracts for Canadian dollars, the value of which was immaterial. A 10% strengthening or weakening of the U.S. dollar relative to the Canadian dollar would have resulted in an approximately $0.9 million decrease or increase, respectively, in net income for the quarter ended July 3, 2010. A 10% strengthening or weakening of the U.S. dollar relative to the Canadian dollar would have resulted in an approximately $1.1 million decrease or increase, respectively, in net income for the six months ended July 3, 2010.
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

As previously disclosed in the Company’s Form 10-K for the year ended January 2, 2010, the Company did not maintain effective controls over the completeness and accuracy of the income tax provision and the related balance sheet accounts. The Company’s income tax accounting in 2009 had significant complexity due to multiple debt transactions during the year including the restructuring of debt at an indirect parent company, the impact of repatriation of foreign earnings and the related foreign tax credit calculations, changes in the valuation allowance for deferred tax assets, and the related impact of the Company’s tax sharing agreement. Specifically, the Company’s controls over the processes and procedures related to the calculation and review of the annual tax provision were not adequate to ensure that the income tax provision was prepared in accordance with generally accepted accounting principles. Additionally, these control deficiencies could result in a misstatement of the income tax provision, the related balance sheet accounts and note disclosures that would result in a material misstatement to the annual consolidated financial statements that would not be prevented or detected. Accordingly, management has concluded as a result of these control deficiencies that a material weakness in the Company’s internal control over financial reporting existed as of January 2, 2010 and continues to exist as of July 3, 2010. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
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
The Company engaged an independent registered public accounting firm (other than its auditors, Deloitte & Touche LLP) during the first and second quarters of 2010 to perform additional detail reviews of complex transactions, the income tax calculations and disclosures on a quarterly and annual basis, and to advise the Company on matters beyond its in-house expertise. The accounting firm performed a review of the income tax calculations and disclosures for the quarters ended April 3, 2010 and July 3, 2010.
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
Other Changes
There have been no changes to the Company’s internal control over financial reporting during the quarter ended July 3, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

AMH HOLDINGS, LLC
(Registrant)
Date: August 11, 2010	By:	/s/ Thomas N. Chieffe
Thomas N. Chieffe
President and Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2010	By:	/s/ Stephen E. Graham
Stephen E. Graham
Vice President — Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)